Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1995-08-21
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1995

                         COMMISSION FILE NUMBER 2-60561

                         REAL ESTATE ASSOCIATES LIMITED

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3187912

                        9090 Wilshire Blvd., Suite 201,
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995


PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.       Financial Statements

            Balance Sheets, June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . .   1

            Statements of Operations,
                   Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . .   2

            Statement of Partner's Equity (Deficiency),
                   Six Months Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . .   3

            Statements of Cash Flows
                   Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . .   4

            Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

     Item 2.       Management's Analysis and Discussion of Financial
                          Condition and Results of Operations    . . . . . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . .   9

     Signatures              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                        REAL ESTATE ASSOCIATES LIMITED
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                     JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS


                                                                             1995               1994
                                                                          (Unaudited)         (Audited)
                                                                          -----------         ----------
INVESTMENTS IN AND ADVANCES TO LIMITED
  PARTNERSHIPS                                                            $1,959,340          $1,843,340

CASH AND CASH EQUIVALENTS                                                    731,564             406,711

SHORT-TERM INVESTMENTS                                                       125,000             125,000

OTHER RECEIVABLES FROM LIMITED PARTNERSHIPS                                  138,183             116,625
                                                                          ----------          ----------

                                                                          $2,954,087          $2,491,676
                                                                          ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

                    ACCOUNTS PAYABLE                                      $    7,653          $    8,287

                    ACCRUED FEES DUE GENERAL PARTNER                       1,485,667           1,396,997

                    DEFERRED DISTRIBUTION                                    489,039             672,627
                                                                          ----------          ----------

                                                                           1,982,359           2,077,911


PARTNERS' EQUITY                                                             971,728             413,765
                                                                          ----------          ----------

                                                                          $2,954,087          $2,491,676
                                                                          ==========          ==========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                 Six months        Three months      Six months       Three months
                                                   ended             ended             ended             ended
                                                June 30, 1995     June 30, 1995     June 30, 1994     June 30, 1994
                                                -------------     -------------     -------------     -------------
INTEREST INCOME                                   $   9,879         $   5,471         $  10,367         $   7,915
                                                  ---------         ---------         ---------         ---------

OPERATING EXPENSES:
  General and administrative                         27,160            12,678            29,448            12,839
  Legal and accounting                               27,611             1,813            25,158             1,860
  Management fees-general partner                   203,670           101,835           203,670           101,835
                                                  ---------         ---------         ---------         ---------

                                                    258,441           116,326           258,276           116,534
                                                  ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                               (248,562)         (110,855)         (247,909)         (108,619)

DISTRIBUTIONS RECOGNIZED
   AS INCOME                                        690,525            635,109          862,555           813,947

EQUITY IN INCOME AND
   AMORTIZATION OF ACQUISITION
   COSTS OF LIMITED PARTNERSHIPS                    116,000            58,000           198,000            99,000
                                                  ---------         ---------         ---------         ---------

NET INCOME                                        $ 557,963         $ 582,254         $ 812,646         $ 804,328
                                                  =========         =========         =========         =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995



                                                                  General            Limited
                                                                 Partner            Partners            Total
                                                               ----------         -----------         ----------
PARTNERSHIP INTERESTS,
  June 30, 1995                                                                       16,505
                                                                                  ==========

EQUITY (DEFICIENCY),
  January 1, 1995                                             $(122,932)          $  536,697          $ 413,765

Net income for the six months
  ended June 30, 1995                                             5,580              552,383            557,963
                                                              ---------           ----------          ---------

EQUITY (DEFICIENCY),
  June 30, 1995                                               $(117,352)          $1,089,080          $ 971,728
                                                              =========           ==========          =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                                                       1995              1994
                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $ 557,963         $ 812,646
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Equity in income of limited partnerships                                    (118,000)         (200,000)
          Amortization of acquisition costs                                              2,000             2,000
          Increase in other receivables from limited partnerships                      (21,558)             -
          Increase (decrease) in -
            Accounts payable                                                              (634)             (397)
            Deferred distribution                                                     (183,588)
            Accrued fees due general partner                                            88,670          (446,330)
                                                                                     ---------         ---------

            Net cash provided by operating activities                                  324,853           167,919

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnership
        recognized as return of capital                                                   -                9,481
                                                                                     ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              324,853           177,400

CASH AND CASH EQUIVALENTS, at beginning of period                                      406,711           571,754
                                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS, at end of period                                          $ 731,564         $ 749,154
                                                                                     =========         =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) neccessary to present fairly the financial position as of June 30, 1995, and the results of operations and changes in financial position for the six months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

         SHORT-TERM INVESTMENTS

         Short-term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership has limited partnership interests in 18 limited partnerships. The limited partnerships own residential rental projects consisting of 1,969 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled from 50 percent to 99 percent of the profits and losses in the limited partnerships.

         Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investment in limited partnerships as of June 30, 1995:


        Balance, beginning of period                              $1,843,340
        Amortization acquisition costs                                (2,000)
        Cash distribution recognized as return of capital             -
        Equity in income of limited partnerships                     118,000
                                                                  ----------

        Balance, end of period                                    $1,959,340
                                                                  ==========

         In 1994, the Partnership received a cash distribution from a limited partnership (Van Nuys Associates) in the amount of $672,626. The distribution was in part the result of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against HUD. At this time, HUD has demanded the return of a substantial portion of these funds based on the 9th Circuit Court's decision to overturn the injunctions granted against HUD. Van Nuys Associates engaged Alexander Consultants Inc. ("ACI") to review the demand by HUD and perform an independent accounting of the amounts due pursuant to
         the 9th Circuit Court's decision.   Based on ACI's findings, HUD
         agreed that the local partnership would be required to pay HUD only $489,039, over the remaining seven year term of the Housing Assistance Payments Contract.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                 Six months         Three months         Six months          Three months
                                                   ended                ended               ended               ended
                                               June 30, 1995        June 30, 1995       June 30, 1994       June 30, 1994
                                               -------------        -------------       -------------       -------------
     INCOME
       Rental and other                          $8,390,000           $4,195,000          $8,448,000            $4,224,000
                                                 ----------           ----------          ----------            ----------
     EXPENSES
       Depreciation                               1,362,000              681,000           1,372,000               686,000
       Interest                                   2,504,000            1,252,000           2,650,000             1,325,000
       Operating                                  4,254,000            2,127,000           4,076,000             2,038,000
                                                 ----------           ----------          ----------            ----------

                                                  8,120,000            4,060,000           8,098,000             4,049,000
                                                 ----------           ----------          ----------            ----------

     NET INCOME                                  $  270,000           $  135,000          $  350,000            $  175,000
                                                 ==========           ==========          ==========            ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnership. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interests in the capital accounts of the respective partnerships. The management fee incurred for the six-month periods presented was $203,670.

         As of June 30, 1995, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $10,309 has been paid and included in the Partnership's operating expenses.

NOTE 4 - CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the corporate general partner.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships is received from one investee limited partnership. All other investee limited partnerships have reduced their investment balances to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments.

         Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995



PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defandant in several lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REAL ESTATE ASSOCIATES LIMITED
                               (a California limited partnership)


                               By: National Partnership Investments Corp. General Partner


                               Date:____________________________________



                               By: ______________________________________
                                   Bruce Nelson
                                   President



                               Date:_____________________________________




                               By:________________________________________
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer