Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1995-11-17
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



PART I.  FINANCIAL INFORMATION (UNAUDITED)

      Item 1.    Financial Statements

                 Balance Sheets, September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . .         1

                 Statements of Operations,
                      Nine and Three Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . .         2

                 Statement of Partner's Equity (Deficiency),
                      Nine Months Ended September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Statements of Cash Flows
                      Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .         4

                 Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

      Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . .         9


PART II.  OTHER INFORMATION

      Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

      Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

      Signatures              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                           ASSETS
                                                                                          1995                   1994
                                                                                       (Unaudited)             (Audited)
                                                                                       -----------            -----------
INVESTMENTS IN AND ADVANCES TO LIMITED
    PARTNERSHIPS                                                                        $1,990,340              $1,843,340

CASH AND CASH EQUIVALENTS                                                                  426,614                 406,711

SHORT-TERM INVESTMENTS                                                                     125,000                 125,000

OTHER RECEIVABLES FROM LIMITED PARTNERSHIPS                                                136,041                 116,625
                                                                                        ----------              ----------

                                                                                        $2,677,995              $2,491,676
                                                                                        ==========              ==========



                                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

    ACCOUNTS PAYABLE                                                                    $    3,394              $    8,287

    ACCRUED FEES DUE GENERAL PARTNER                                                     1,077,502               1,396,997

    DEFERRED DISTRIBUTION                                                                  489,039                 672,627
                                                                                        ----------              ----------

                                                                                         1,569,935               2,077,911


PARTNERS' EQUITY                                                                         1,108,060                 413,765
                                                                                        ----------              ----------

                                                                                        $2,677,995              $2,491,676
                                                                                        ==========              ==========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)


                                                  Nine months        Three months          Nine months        Three months
                                                     ended              ended                 ended               ended
                                                Sept. 30, 1995      Sept. 30, 1995       Sept. 30, 1994      Sept, 30, 1994
                                                --------------      --------------       --------------      --------------
INTEREST INCOME                                    $  15,675           $   5,795            $  16,660          $   6,293
                                                   ---------           ---------            ---------          ---------

OPERATING EXPENSES:
  General and administrative                          38,071              10,909               37,189              7,741
  Legal and accounting                                45,489              17,878               26,595              1,437
  Management fees-general partner                    305,505             101,835              305,505            101,835
                                                   ---------           ---------            ---------          ---------

        Total operating expenses                     389,065             130,622              369,289            111,013
                                                   ---------           ---------            ---------          ---------

LOSS FROM OPERATIONS                                (373,390)           (124,827)            (352,629)          (104,720)

DISTRIBUTIONS RECOGNIZED
   AS INCOME                                         893,685             203,160              984,730            122,175

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTIZATION
   OF ACQUISITION COSTS                              174,000              58,000              297,000             99,000
                                                   ---------           ---------            ---------          ---------

NET INCOME                                         $ 694,295           $ 136,333            $ 929,101          $ 116,455
                                                   =========           =========            =========          =========

NET INCOME PER LIMITED
   PARTNERSHIP INTEREST                            $      42           $       8            $      56          $       7
                                                   =========           =========            =========          =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (UNAUDITED)


                                                                  General            Limited
                                                                 Partner            Partners            Total
                                                               ----------         -----------         ----------
PARTNERSHIP INTERESTS,
  September 30, 1995                                                                  16,505
                                                                                  ==========

EQUITY (DEFICIENCY),
  January 1, 1995                                              $(122,932)         $  536,697         $  413,765

Net income for the nine months
  ended September 30, 1995                                         6,943             687,352            694,295
                                                               ---------          ----------         ----------

EQUITY (DEFICIENCY),
  September 30, 1995                                           $(115,989)         $1,224,049         $1,108,060
                                                               =========          ==========         ==========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)


                                                                                                1995                  1994
                                                                                              ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income                                                                               $ 694,295             $ 929,101
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in income of limited partnerships                                               (177,000)             (300,000)
        Amortization of acquisition costs                                                         3,000                 3,000
        Increase in other receivables from limited partnerships                                 (21,558)              (13,626)
        Increase (decrease) in -
          Accounts payable                                                                       (2,751)                  684
          Deferred distribution                                                                (183,588)
          Accrued fees due general partner                                                     (319,495)             (344,494)
                                                                                              ---------             ---------
          Net cash provided by (used in) operating activities                                   (7,097)               274,665

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from limited partnership
      recognized as return of capital                                                            27,000                36,481
                                                                                              ---------             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        19,903               311,146
CASH AND CASH EQUIVALENTS, at beginning of period                                               406,711               571,754
                                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS, at end of period                                                   $ 426,614             $ 882,900
                                                                                              =========             =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) neccessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine months then ended and changes in financial position for the nine months then ended.

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

         NET INCOME PER LIMITED PARTNERSHIP INTEREST

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for the periods presented.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         The following is a summary of the investment in limited partnerships as of September 30, 1995:

         Balance, beginning of period                           $1,843,340
         Amortization acquisition costs                             (3,000)
         Cash distribution recognized as return of capital         (27,000)
         Equity in income of limited partnerships                  177,000
                                                                ----------
         Balance, end of period                                 $1,990,340
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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         The local partnership which owns Chidester Place Apartments, has executed, with the corporate general partner's consent, an Agreement for Purchase and Sale ("Sale Agreement") of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor"). Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property.

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                    Nine months         Three months         Nine months         Three months
                                                       ended                ended               ended               ended
                                                   Sept. 30, 1995      Sept. 30, 1995      Sept. 30, 1994       Sept. 30, 1994
                                                   --------------      --------------      --------------       --------------
         INCOME
           Rental and other                         $12,585,000          $4,195,000          $12,672,000          $4,224,000
                                                    -----------          ----------          -----------          ----------

         EXPENSES
           Depreciation                               2,043,000             681,000            2,058,000             686,000
           Interest                                   3,756,000           1,252,000            3,975,000           1,325,000
           Operating                                  6,381,000           2,127,000            6,114,000           2,038,000
                                                    -----------          ----------          -----------          ----------
                                                     12,180,000           4,060,000           12,147,000           4,049,000
                                                    -----------          ----------          -----------          ----------
         NET INCOME                                 $   405,000          $  135,000          $   525,000          $  175,000
                                                    ===========          ==========          ===========          ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnership. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interests in the capital accounts of the respective partnerships. The management fee incurred for the nine-month periods presented was $305,500.

         As of September 30, 1995, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $15,463 has been paid and included in the Partnership's operating expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                              SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the corporate general partner. Operating expenses are consistent with the prior year except for the following: Legal and accounting expenses are higher in 1995 due to $4,000 being paid for legal consulting and $13,000 legal services regarding the pending sale of one of the limited partnership properties.

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

         Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

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

                               SEPTEMBER 30, 1995



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

                               SEPTEMBER 30, 1995


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


                                   REAL ESTATE ASSOCIATES LIMITED
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.
                                       General Partner


                                   Date:_____________________________________



                                   By:_______________________________________
                                      Bruce Nelson
                                      President



                                   Date:_____________________________________




                                   By:_______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer