Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1996-04-09
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-60561

                         REAL ESTATE ASSOCIATES LIMITED

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3187912

      9090 WILSHIRE BOULEVARD, SUITE 201, BEVERLY HILLS, CALIFORNIA  90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                        -------------      --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.       BUSINESS:

Real Estate Associates Limited ("REAL" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 15, 1977. On October 27, 1978, REAL offered 16,500 Limited Partnership Interests through a public offering managed by Lehman Brothers Inc.

The general partners of Real Estate Associates Limited are Charles H. Boxenbaum, an individual residing in California, and National Partnership Investments Corp. ("NAPICO"), a California Corporation (the Corporate General Partner). The business of REAL is conducted primarily by its general partners as REAL has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

REAL holds limited partnership interests in eighteen local limited partnerships as of December 31, 1995. Each of these limited partnerships owns a single low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remains, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These Projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances, REAL has the right to replace the general partner of the local limited partnerships.

Although each of the partnerships in which REAL has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 1995, of the projects owned by local limited partnerships in which REAL is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement             Units         Percentage of
Name & Location                          Units                Program            Occupied         Total Units
- ---------------                         -------            ------------         ----------       -------------
Bedford House                              48                  48/  0               45                 94%
Falmouth, KY

Belleville Manor                           32                  32/  0               32                100%
Marion, KY

Bethel Towers                             146                  93/ 53              137                 94%
Detroit, MI

Cherry Hill Place                         186                 186/  0              177                 95%
Inkster, MI

Chidester Place                           151                 151/  0              140                 93%
Ypsilanti, MI

Clinton Apts.                              32                  32/  0               32                100%
Clinton, KY

East Central Twrs                         166                 166/  0              158                 95%
Fort Wayne, IN

Gadsden Towers                            101                 101/  0              100                 99%
Gadsden, AL

Norristown Housing                        175                 175/  0              175                100%
for the Elderly
Norristown, PA

Northwood Village                          72                  72/  0               69                 96%
Emporia, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement             Units       Percentage of
Name & Location                          Units                 Program            Occupied      Total Units
- ---------------                         -------            --------------       -----------    -------------
Park View Apts.                            97                  97/  0               96                 99%
Sacramento, CA

Ridgeview Estates                          32                   0/ 32               32                100%
Lewisburg, W. VA.

Ridgewood/LaLoma                           75                  75/  0               75                100%
Sacramento, CA

Riverside Towers                          200                 200/  0              200                100%
Medford, MA

Van Nuys Bldg.                            299                 299/  0              296                 99%
Los Angeles, CA

Wedgewood Village                          32                   0/ 32               31                 97%
Ripley, W. VA

W. Lafayette Apts.                         49                  49/  0               49                100%
W. Lafayette, OH

Williamson Towers                          76                  76/  0               75                 99%
Williamson, W. VA


                                       ------               ---------           ------                ----
                                        1,969               1,852/117            1,919                 97%
                                       ======               =========           ======

ITEM 2.       PROPERTIES:

Through its investments in local limited partnerships, REAL holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.       LEGAL PROCEEDINGS:

As of December 31, 1995, REAL's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 1,108 registered holders of units in REAL. Distributions have not been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:


                                                                Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                        1995            1994            1993            1992            1991
                                   ------------    ------------    ------------    ------------    ------------
Loss from Partnership
   Operations                      $   (490,021)   $   (462,078)   $   (483,950)   $   (478,213)   $   (444,075)

Distributions from Limited
   Partnerships Recognized
   as Income                          1,373,243         321,584         590,286         301,975         451,595

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                    384,476         226,840         317,720         114,649         205,659
                                   ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                  $  1,267,698    $     86,346    $    424,056    $    (61,589)   $    213,179
                                   ============    ============    ============    ============    ============
Net Income (Loss) per limited
   Partnership Interest            $         77    $          5    $         25    $         (4)   $         13
                                   ============    ============    ============    ============    ============


Total assets                       $  2,715,836    $  2,491,676    $  2,318,253    $  1,790,584    $  1,742,600
                                   ============    ============    ============    ============    ============
Investments in Limited
   Partnerships                    $  2,191,335    $  1,843,340    $  1,643,500    $  1,352,780    $  1,261,681
                                   ============    ============    ============    ============    ============
Accrued Fees and Expenses
   Due General Partner             $  1,014,337    $  1,396,997    $  1,989,657    $  1,882,317    $  1,774,978
                                   ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

REAL received $16,500,000 in subscriptions for units of Limited Partnership Interests (at $1,000 per unit) during the period October 27, 1978 through August 31, 1979 pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from a sale by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships is realized from two investee limited partnerships. All other investee limited partnerships have reduced their investment balances to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments.

Distributions received from limited partnerships are recognized as a return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

In 1994, the Partnership received a cash distribution from a limited partnership (Van Nuys Associates) in the amount of $672,626. The distribution was in part the result of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against the U.S. Department of Housing and Urban Development ("HUD"). HUD demanded the return of a substantial portion of these funds based on the 9th Circuit Court's decision to overturn the injunctions granted against HUD. As a result, the distribution was recorded as a liability at December 31, 1994. Van Nuys Associates engaged Alexander Consultants Inc. ("ACI") to review the demand by HUD and perform an independent accounting of
the amounts due pursuant to the 9th Circuit Court's decision.   Based on ACI's
findings, HUD agreed that the local partnership would be required to pay HUD only $489,039, over the remaining seven year term of the Housing Assistance Payments Contract.

Since the Partnership's investment account in Van Nuys Associates has been reduced to zero and the Partnership is not required to return any of the funds received, the distribution of $672,626 has been recognized as income in 1995.

The limited partnership which owns Chidester Place Apartments, has executed, with the Corporate General Partner's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment at December 31, 1995 and 1994.

Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in short-term investments and cash equivalents, earning interest income as reflected in the statements of operations. These short-term investments and cash equivalents can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring Partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee represents the annual recurring fee which is paid to the Corporate General Partner for its continuing management of Partnership affairs.

Operating expenses, other than management fees of the Partnership, consist substantially of professional fees for services rendered to the Partnership.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


Not applicable.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)


We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement
schedules based on our audits.   We did not audit the financial statements of
certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 1 percent of total assets as of December 31, 1995, and the equity in income of these limited partnerships represents 8 percent of the total net income of the Partnership for the year ended December 31, 1995, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                    REAL ESTATE ASSOCIATES LIMITED
                  (a California limited partnership)

                            BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                                   1995          1994
                                               ----------    ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)   $2,191,335    $1,843,340

CASH AND CASH EQUIVALENTS (Note 1)                250,570       406,711

SHORT TERM INVESTMENTS (Note 1)                   125,000       125,000

RECEIVABLES FROM LIMITED
   PARTNERSHIPS (Note 2)                          148,931       116,625
                                               ----------    ----------
          TOTAL ASSETS                         $2,715,836    $2,491,676
                                               ==========    ==========

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Accounts payable                          $   20,036    $    8,287
     Accrued fees and expenses due
         general partner (Notes 3 and 6)        1,014,337     1,396,997
     Deferred distribution (Note 2)                     -       672,627
                                               ----------    ----------
                                                1,034,373     2,077,911
                                               ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                             (110,255)     (122,932)
    Limited partners                            1,791,718       536,697
                                               ----------    ----------
                                                1,681,463       413,765
                                               ----------    ----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)            $2,715,836    $2,491,676
                                               ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                      1994                 1993
                                                                        ----------                ---------            ---------
INTEREST INCOME                                                         $   20,135                $  22,596            $  22,834
                                                                        ----------                ---------            ---------
OPERATING EXPENSES:
   Legal and accounting                                                     53,400                   29,198               53,024
   Management fees - general partner (Note 3)                              407,340                  407,340              407,340
   Administrative (Note 3)                                                  49,416                   48,136               46,420
                                                                        ----------                ---------            ---------
                Total operating expenses                                   510,156                  484,674              506,784
                                                                        ----------                ---------            ---------

LOSS FROM OPERATIONS                                                      (490,021)                (462,078)            (483,950)

DISTRIBUTIONS FROM LIMITED
   PARTNERSHIPS RECOGNIZED AS
   INCOME (Note 2)                                                       1,373,243                  321,584              590,286

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTIZATION
   OF ACQUISITION COSTS (Note 2)                                           384,476                  226,840              317,720
                                                                        ----------                ---------            ---------

NET INCOME (LOSS)                                                       $1,267,698                $  86,346            $ 424,056
                                                                        ==========                =========            =========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP INTEREST (Note 1)                                        $       77                $       5            $      25

                                                                        ==========                =========            =========





      The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                          General             Limited
                                                                         Partners             Partners               Total
                                                                         --------             --------             ----------
EQUITY (DEFICIENCY),
    January 1, 1993                                                       $(128,035)          $   31,398           $  (96,637)

    Net income for 1993                                                       4,240              419,816              424,056
                                                                          ---------           ----------           ----------

EQUITY (DEFICIENCY),
    December 31, 1993                                                      (123,795)             451,214              327,419

    Net income for 1994                                                         863               85,483               86,346
                                                                          ---------           ----------           ----------

EQUITY (DEFICIENCY),
    December 31, 1994                                                      (122,932)             536,697              413,765

    Net income for 1995                                                      12,677            1,255,021            1,267,698
                                                                          ---------           ----------           ----------

EQUITY (DEFICIENCY),
    December 31, 1995                                                     $(110,255)          $1,791,718           $1,681,463
                                                                          =========           ==========           ==========





      The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                1995              1994             1993
                                                                            -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                 $1,267,698         $  86,346        $ 424,056
           Adjustments to reconcile net income (loss) to
              net cash provided by (used in)
              operating activities:
                 Equity in income of limited partnerships
                    and amortization of acquisition costs                      (384,476)         (226,840)        (317,720)
                 Increase (decrease) in accrued fees and
                   expenses due general partner                                (382,660)         (592,660)         107,340
                 Increase (decrease) in accounts payable                         11,749             7,110           (3,727)
                 Increase (decrease) in deferred distributions                 (672,627)          672,627              -
                 Increase in receivables from limited
                   partnership                                                  (32,306)          (13,626)            -
                                                                             ----------         ---------        ---------

                     Net cash provided by (used in)
                       operating activities                                    (192,622)          (67,043)         209,949
                                                                             ----------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase in short term investments                                        --          (125,000)            -
           Distributions from limited partnership
              recognized as return of capital                                    36,481            27,000           27,000
                                                                             ----------         ---------        ---------

                     Net cash provided by (used in) investing
                       activities                                                36,481           (98,000)          27,000
                                                                             ----------         ---------        ---------

NET (DECREASE) INCREASE IN CASH AND
           CASH EQUIVALENTS                                                    (156,141)         (165,043)         236,949

CASH AND CASH EQUIVALENTS, beginning of year                                    406,711           571,754          334,805
                                                                             ----------         ---------        ---------

CASH AND CASH EQUIVALENTS, end of year                                       $  250,570         $ 406,711        $ 571,754
                                                                             ==========         =========        =========





      The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Charles H. Boxenbaum, an officer of NAPICO. Casden Investment Corporation owns 100 percent of NAPICO'S stock.

         The Partnership issued 16,505 units of limited partnership interests through a public offering. The general partners have a 1 percent interest in the profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

         The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of various other events as specified in the terms of the Partnership agreement.

         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall have received an amount from the sale of the project(s) or project interest(s) sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized to the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Income Per Limited Partnership Interest

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for all years presented.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

         Short Term Investments

         Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 18 limited partnerships. The limited partnerships own residential low income rental projects consisting of 1,969 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the limited partnerships.

         Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $12,403,000 and $12,396,000 as of
         December 31, 1995 and 1994, respectively.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         In 1994, the Partnership received a cash distribution from a limited partnership (Van Nuys Associates) in the amount of $672,626. The distribution was in part the result of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against the U.S. Department of Housing and Urban Development ("HUD"). HUD demanded the return of a substantial portion of these funds based on the 9th Circuit Court's

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         decision to overturn the injunctions granted against HUD. As a result, the distribution was recorded as a liability at December 31, 1994. Van Nuys Associates engaged Alexander Consultants Inc. ("ACI") to review the demand by HUD and perform an independent accounting of the amounts due pursuant to the 9th Circuit Court's
         decision.   Based on ACI's findings, HUD agreed that
         the local partnership would be required to pay HUD only $489,039, by reducing the monthly rental assistance receipts from HUD over the remaining seven year term of the Housing Assistance Payments Contract. Since the Partnership's investment account in Van Nuys Associates has been reduced to zero and the Partnership is not required to return any of the funds received, the distribuiton of $672,626 has been recognized as income in 1995.

         The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

         Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment at December 31, 1995 and 1994.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                             1995                 1994
                                                                                         -----------          -----------
                        Investment balance, beginning of year                             $1,843,340           $1,643,500
                        Equity in income of limited partnerships                             387,262              229,626
                        Amortization of capitalized acquisition costs and fees                (2,786)              (2,786)
                        Cash distributions recognized as return of capital                   (36,481)             (27,000)
                                                                                         -----------         ------------

                        Investment balance, end of year                                   $2,191,335           $1,843,340
                                                                                          ==========           ==========

         The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1994, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Selected financial information from the combined financial statements of the limited partnerships at December 31, 1995 and 1994 and for each of three years in the period ended December 31, 1995 is as follows:


                                 Balance Sheets


                                                                          1995               1994
                                                                       ---------           ---------
                                                                              (in thousands)
        Land and buildings, net                                         $ 36,863           $  38,599
                                                                        ========           =========

        Total assets                                                    $ 50,498           $  51,675
                                                                        ========           =========

        Mortgages payable                                               $ 64,896           $  66,145
                                                                        ========           =========

        Total liabilities                                               $ 69,877           $  70,467
                                                                        ========           =========

        Deficiency of Real Estate Associates Limited                    $(15,662)          $(15,304)
                                                                        ========           ========

        Deficiency of other partners                                    $ (3,717)          $ (3,488)
                                                                        ========           ========

                            Statements of Operations

                                                                      1995           1994          1993
                                                                    --------       --------      --------
                                                                                (in thousands)
       Total revenues                                               $ 16,566       $ 16,783      $ 16,896
                                                                    ========       ========      ========

       Interest expense                                             $  4,774       $  5,009      $  5,302
                                                                    ========       ========      ========

       Depreciation and amortization                                $  2,679       $  2,725      $  2,746
                                                                    ========       ========      ========

       Total expenses                                               $ 16,246       $ 16,241      $ 16,196
                                                                    ========       ========      ========

       Net income                                                   $    320       $    542      $    700
                                                                    ========       ========      ========

       Net income allocable to the Partnership                      $    380       $    503      $    677
                                                                    ========       ========      ========

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       NAPICO, or one of its affiliates, is the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $215,133, $195,590 and $185,771 in 1995, 1994 and
       1993, respectively. The following sets forth significant data for the partnerships, in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                                     1995           1994           1993
                                                                  ----------     ----------     ---------
                                                                            (in thousands)
       Total assets                                                 $ 17,959       $ 18,790
                                                                    ========       ========

       Total liabilities                                            $ 25,669       $ 25,331
                                                                    ========       ========

       Deficiency of Real Estate Associates Limited                 $ (7,401)      $ (6,403)
                                                                    ========       ========

       Deficiency of other partners                                 $   (309)      $   (138)
                                                                    ========       ========

       Total revenue                                                $  3,922       $  4,408       $ 4,599
                                                                    ========       ========       =======

       Net loss                                                     $   (768)      $   (272)      $   (52)
                                                                    ========       ========       =======

       In certain cases, the Partnership is making loans to fund deficits at the limited partnerships.

3.     FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

       As of December 31, 1995, the fees and expenses due NAPICO exceeded the Partnership's cash. NAPICO, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,617, $19,871 and $19,804 in 1995, 1994
       and 1993, respectively, and is included in operating expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


4.     CONTINGENCIES

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

5.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of accrued fees and expenses due general partner. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.     FOURTH QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $210,000, between the estimated nine-month equity in income and the actual 1995 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE
                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     Year Ended December 31, 1995
                                                 ---------------------------------------------------------------
                                                                                      Cash
                                                  Balance           Capital         Distri-          Equity          Balance
                                                  January           Contri-         butions            in           December
Limited Partnerships                              1, 1995           butions         Received      Income/(Loss)     31, 1995
- --------------------                              -------           -------         --------      -------------     --------
Bedford House, Ltd.                             $              $                 $               $                 $

Belleville Manor Apts. Ltd.

Bernroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.
Dividend Housing Assn.                           1,843,340                         (27,000)       203,080          2,019,420

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)                                                            (9,481)       181,396            171,915

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                                ----------     -----------       ----------      --------         ----------

                                                $1,843,340     $       -         $ (36,481)      $384,476         $2,191,335
                                                ==========     ===========       ==========      ========         ==========

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     Year Ended December 31, 1994
                                                 ---------------------------------------------------------------------------
                                                                                     Cash
                                                  Balance          Capital          Distri-          Equity          Balance
                                                  January          Contri-          butions            in           December
Limited Partnerships                              1, 1994          butions          Received      Income/(Loss)     31, 1994
- --------------------                              -------         ---------         --------      -------------     --------
Bedford House, Ltd.                              $                $                $                 $             $

Belleville Manor Apts. Ltd.

Bernroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.
Dividend Housing Assn.                            1,643,500                           (27,000)        226,840       1,843,340

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                                 ----------       -----------      ----------        --------      ----------

                                                 $1,643,500       $      -         $  (27,000)       $226,840      $1,843,340
                                                 ==========       ===========      ==========        ========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     Year Ended December 31, 1993
                                                 ---------------------------------------------------------------------------
                                                                                      Cash
                                                  Balance           Capital         Distri-          Equity          Balance
                                                  January           Contri-         butions            in           December
Limited Partnerships                              1, 1993           butions         Received      Income/(Loss)     31, 1993
- --------------------                              -------           -------         --------      -------------     --------
Bedford House, Ltd.                             $                  $                $              $               $

Belleville Manor Apts. Ltd.

Bernroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.
Dividend Housing Assn.                           1,352,780                           (27,000)       317,720         1,643,500

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                                ----------         -----------      --------       ----------      ----------

                                                $1,352,780         $       -        $(27,000)      $  317,720      $1,643,500
                                                ==========         ===========      ========       ==========      ==========

                                                                        SCHEDULE
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                       FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.   Equity in income (losses) of the limited
              partnerships represents the Partnership's allocable share of the net results of operations from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

         2. Cash distributions from the limited partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received are recognized as income.

                                                                 SCHEDULE III


                       REAL ESTATE ASSOCIATES LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1994


                                                                 Buildings, Furnishings
                                                                 & Equipment - Initial
                                                                  Cost to Partnership
                               Number    Outstanding               and Amount Carried
                                 of        Mortgage                   at Close of                     Accumulated    Construction
Partnership/Location            Units        Loan        Land              Year            Total      Depreciation      Period
- --------------------           ------    -----------     ----     ---------------------    -----      ------------   ------------
The Bedford House, Ltd.           48    $ 1,142,439   $   22,055       $ 1,263,745      $ 1,285,800   $   840,019     1978-1979
  Pendleton Co, KY
Belleville Manor, Ltd.            32        587,187        -               707,931          707,931       393,704     1978-1979
  Benton, KY
Bethel Towers, Ltd.              146      3,399,034       67,400         4,085,867        4,153,267     2,796,055        (A)
  Detroit, MI
Cherry Hill, Ltd.                186      5,425,589      377,122         7,460,638        7,837,760     3,874,524     1978-1980
Dividend Housing Assn.
  Southfield, MI
Chidester Place, Ltd.            151      3,725,000      180,130         4,496,418        4,676,548     2,827,534     1979-1980
  Ypsilanti, MI
Clinton Apts. Ltd.                32        408,030        -               644,894          644,894       481,799     1977-1980
  Calvert City, KY
East Central Twrs. Ass.          166      4,023,375       37,600         4,839,631        4,877,231     2,483,373     1979-1980
  Fort Wayne, IN
Gadsden Towers, Ltd.             101      2,139,791       51,700         3,008,908        3,060,608     2,455,651     1978-1980
  Knoxville, TN
Pennsylvania Assoc.              175      5,719,874      279,400         7,887,361        8,166,761     5,421,564     1978-1980
  (Norristown)
  Montgomery Co., PA
Emporia, Ltd. (Northwood)         72      1,358,080       39,500         2,327,220        2,366,720     1,674,646     1978-1980
  Greensville Co., VA
Parkview Assoc., Ltd.             97      3,321,210      424,196         3,433,461        3,857,657     2,547,781     1979-1980
  Sacramento, CA
Roebern, Ltd. (Ridgeview)         32        699,599       26,000         1,005,309        1,031,309       764,560     1978-1979
  Columbus, OH
LaLoma Assoc., Ltd                75      2,399,315      226,729         2,542,497        2,769,226     1,868,678     1979-1980
  Sacramento, CA
Riverside Towers, Assoc.         200      7,713,394      230,264        10,200,449       10,430,713     6,719,479     1979-1980
  Medford, MA
Van Nuys Assoc.                  299     18,599,579      700,000        23,375,878       24,075,878    10,217,023     1980-1983
  Los Angeles, CA
Bernroe, Ltd. (Wedgewood)         32        688,089       45,000         1,035,966        1,080,966       794,953     1978-1979
  Columbus, OH
West Lafayette, Ltd.              49        980,098       35,000         1,255,470        1,290,470       906,156     1979-1980
  West Lafayette, OH
Williamson Towers, Ltd.           76      2,565,932        -             3,177,605        3,177,605     1,560,421     1979-1981
  Minroe Co., WV
                               -----    -----------   ----------       -----------      -----------   -----------
       TOTAL                   1,969    $64,895,615   $2,742,096       $82,749,248      $85,491,344   $48,627,920
                               =====    ===========   ==========       ===========      ===========   ===========

(A)   This project was complete when REAL entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1995


NOTES:   1.      Each local limited partnership has developed, owns and
                 operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the Projects. The estimated composite useful lives of the buildings are from 25 to 40 years.

         3.      Investments in property and equipment:

                                                                               Buildings,
                                                                              Furnishings
                                                                                  And
                                                             Land              Equipment                 Total
                                                            ------            -----------               -------
Balance at January 1, 1993                                $2,665,199           $81,412,533            $84,077,732

Net additions (deletions) during 1993                         45,601              (121,025)               (75,424)
                                                          ----------           -----------            -----------

Balance at December 31, 1993                               2,710,800            81,291,508             84,002,308

Net additions during 1994                                      8,813               604,200                613,013
                                                          ----------           -----------            -----------

Balance at December 31, 1994                               2,719,613            81,895,708             84,615,321

Net additions during 1995                                     22,483               853,540                876,023
                                                          ----------           -----------            -----------

Balance at December 31, 1995                              $2,742,096           $82,749,248            $85,491,344
                                                          ==========           ===========            ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1995

                                                        Buildings,
                                                       Furnishings
                                                           And
                                                         Equipment
                                                       -----------
Accumulated Depreciation:
- -------------------------
Balance at January 1, 1993                            $41,228,303

Net additions during 1993                               2,122,636
                                                      -----------

Balance at December 31, 1993                           43,350,939

Net additions during 1994                               2,665,494
                                                      -----------

Balance at December 31, 1994                           46,016,433

Net additions during 1995                               2,611,487
                                                      -----------

Balance at December 31, 1995                          $48,627,920
                                                      ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .5 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the Corporate General Partner is responsible for the on-site property management for certian properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners

         The general partners own all of the outstanding general partnership interests of REAL; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

PART IV.

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM
         8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1995, 1994 and
1993.

Schedule III - Real estate and accumulated depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto as they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 Registration # 260561 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated September 15, 1979 previously filed and which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages __ to __.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.