Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1996-05-17
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                                    Yes  X     No
                                        ---       ---

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION (UNAUDITED)

        Item 1.       Financial Statements

               Balance Sheets, March 31, 1996 and 1995 ....................    1

               Statements of Operations,
                      Three Months Ended March 31, 1996 and 1995 ..........    2

               Statement of Partner's Equity (Deficiency),
                      Three Months Ended March 31, 1996....................    3

               Statements of Cash Flows
                      Three Months Ended March 31, 1996 and 1995 ..........    4

               Notes to Financial Statements ..............................    5

        Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .........    9

PART II.  OTHER INFORMATION

        Item 1.       Legal Proceedings....................................   10

        Item 6.       Exhibits and Reports on Form 8-K ....................   10

        Signatures            .............................................   11

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                                                        1996               1995
                                                                    (Unaudited)         (Audited)
                                                                    -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $2,292,854        $2,191,335

CASH AND CASH EQUIVALENTS (Note 1)                                     287,588           250,570

SHORT TERM INVESTMENTS (Note 1)                                        125,000           125,000

RECEIVABLES FROM LIMITED
   PARTNERSHIPS (Note 2)                                               148,931           148,931
                                                                    ----------        ----------

          TOTAL ASSETS                                              $2,854,373        $2,715,836
                                                                    ==========        ==========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                               $   20,410        $   20,036
     Accrued fees and expenses due
         general partner (Notes 3 and 6)                             1,116,172         1,014,337
                                                                    ----------        ----------

                                                                     1,136,582         1,034,373
                                                                    ----------        ----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                  (109,892)         (110,255)
    Limited partners                                                 1,827,683         1,791,718
                                                                    ----------        ----------

                                                                     1,717,791         1,681,463
                                                                    ----------        ----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                                 $2,854,373        $2,715,836
                                                                    ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                           1996          1995
                                                        ---------     ---------
INTEREST AND OTHER INCOME                               $   3,909     $   4,408
                                                        ---------     ---------
OPERATING EXPENSES:
      Legal and accounting                                 31,550        25,799
      Management fees - general partner (Note 3)          101,835       101,835
      Administrative  (Note 3)                             11,648        14,482
                                                        ---------     ---------

                Total operating expenses                  145,033       142,116
                                                        ---------     ---------

LOSS FROM OPERATIONS                                     (141,124)     (137,708)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      66,452        55,416

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                       111,000        58,000
                                                        ---------     ---------

NET INCOME  (LOSS)                                      $  36,328     $ (24,292)
                                                        =========     =========
NET INCOME (LOSS) PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $       2     $      (1)
                                                        =========     =========






   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)


                                            General            Limited
                                            Partners           Partners            Total
                                           ---------          ----------         ---------
PARTNERSHIP INTERESTS
      March 31, 1996                                              16,505
                                                              ==========

EQUITY (DEFICIENCY),
      January 1, 1996                      $(110,255)         $1,791,718         $1,681,463

      Net income for the three months
      ended March 31, 1996                       363              35,965             36,328
                                           ---------          ----------         ----------
EQUITY (DEFICIENCY),
      March 31, 1996                       $(109,892)         $1,827,683         $1,717,791
                                           =========          ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                  1996        1995
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                       $  36,328   $ (24,292)
       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Equity in income of limited partnerships
                and amortization of acquisition costs           (111,000)    (58,000)
            Increase in accrued fees and
               expenses due general partner                      101,835      81,835
           Increase in accounts payable                              374      11,311
           Increase in receivables from limited partnerships        --        (1,559)
                                                               ---------   ---------

                Net cash provided by operating activities         27,537       9,295
                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
           recognized as return of capital                         9,481        --
                                                               ---------   ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                         37,018       9,295

CASH AND CASH EQUIVALENTS, beginning of period                   250,570     406,711
                                                               ---------   ---------


CASH AND CASH EQUIVALENTS, end of period                       $ 287,588   $ 416,006
                                                               =========   =========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) neccessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three months then ended and changes in financial position for the three months then ended.

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

       The following is a summary of the investment in limited partnerships as of March 31, 1996:

       Balance, beginning of period                              $2,191,335
       Amortization acquisition costs                                (1,000)
       Cash distribution recognized as return of capital             (9,481)
       Equity in income of limited partnerships                     112,000
                                                                -----------
       Balance, end of period                                    $2,292,854
                                                                 ==========

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

       The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

       Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment at March 31, 1996 and December 31, 1995.

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                                     1996                1995
                                                  ----------          ----------
INCOME
  Rental and other                                $4,142,000          $4,195,000
                                                  ----------          ----------
EXPENSES
  Depreciation                                       670,000             681,000
  Interest                                         1,194,000           1,252,000
  Operating                                        2,198,000           2,127,000
                                                  ----------          ----------

                                                   4,062,000           4,060,000
                                                  ----------          ----------

NET INCOME                                        $   80,000          $  135,000
                                                  ==========          ==========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnership. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interests in the capital accounts of the respective partnerships. The management fee incurred for the three-month periods presented was $101,835.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $5,154 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

       As of March 31, 1996, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

NOTE 4 - CONTINGENCIES

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                                 MARCH 31, 1996

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

 Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the corporate general partner. Operating expenses are consistent with the prior year.

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

                                 MARCH 31, 1996

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

                                 MARCH 31, 1996

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

                                   REAL ESTATE ASSOCIATES LIMITED
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp. General Partner


                                   Date:  _____________________________________



                                   By:    _____________________________________
                                          Bruce Nelson
                                          President



                                   Date:  _____________________________________



                                   By:     _____________________________________
                                           Shawn Horwitz
                                           Executive Vice President and
                                           Chief Financial Officer