Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1996-08-16
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996


PART I.  FINANCIAL INFORMATION

       Item 1.       Financial Statements

              Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1996 and 1995    .  2

              Statement of Partner's Equity (Deficiency),
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

              Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995    . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . .  5

       Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations   . . . . .  9


PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings  . . . . . . . . . . . . . . . . . . 10

       Item 6.       Exhibits and Reports on Form 8-K   . . . . . . . . . . 10

       Signatures             . . . . . . . . . . . . . . . . . . . . . . . 11

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS


                                                      1996               1995
                                                   (Unaudited)         (Audited)
                                                 -------------     --------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)      $ 2,403,853       $ 2,191,335

CASH AND CASH EQUIVALENTS (Note 1)                    334,065           250,570

SHORT TERM INVESTMENTS (Note 1)                       125,000           125,000

RECEIVABLES FROM LIMITED
   PARTNERSHIPS (Note 2)                          $   148,932       $   148,931
                                                  ------------      ------------

          TOTAL ASSETS                            $ 3,011,850       $ 2,715,836
                                                  ============      ============


           LIABILITIES AND PARTNERS' EQUITY (DEFICENCY)

LIABILITIES:
     Accounts payable                             $     3,626       $    20,036
     Accrued fees and expenses due
         general partner (Notes 3 and 6)              968,007         1,014,337
                                                  ------------      ------------

                                                  $   971,633         1,034,373
                                                  ------------      ------------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                 (106,667)         (110,255)
    Limited partners                                2,146,884         1,791,718
                                                  ------------      ------------

                                                    2,040,217         1,681,463
                                                  ------------      ------------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)               $ 3,011,850       $ 2,715,836
                                                  ============      ============




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)


                                       Six months    Three months        Six months    Three months
                                         ended           ended             ended           ended
                                     June 30, 1996   June 30, 1996     June 30, 1995   June 30, 1995
                                     -------------   -------------     -------------   -------------
INTEREST AND OTHER INCOME             $     7,694     $     3,785       $     9,879     $     5,471
                                      ------------    ------------      ------------    ------------

OPERATING EXPENSES:
      Legal and accounting                 42,448          10,898            27,160          12,678
      Management fees - general partner   203,670         101,835           203,670         101,835
      Administrative  (Note 3)             23,345          11,697            27,611           1,813
                                      ------------    ------------      ------------    ------------

    Total operating expenses              269,463         124,430           258,441         116,326
                                      ------------    ------------      ------------    ------------

LOSS FROM OPERATIONS                     (261,769)       (120,645)         (248,562)       (110,855)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                  398,522         332,070           690,525         635,109

EQUITY IN INCOME OF
      LIMITED PARTNERSHIPS
      AND AMORTIZATION OF
      ACQUISITION COSTS (Note 2)          222,000         111,000           116,000          58,000
                                      ------------    ------------      ------------    ------------

NET INCOME                            $   358,753     $   322,425       $   557,963     $   582,254
                                      ------------    ------------      ------------    ------------

NET INCOME  PER LIMITED
      PARTNERSHIP INTEREST (Note 1)   $        22     $        20       $        34     $        35
                                      ============    ============      ============    ============




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                   General        Limited
                                   Partners       Partners        Total
                                 -----------    -----------    -----------
PARTNERSHIP INTERESTS
   June 30, 1996                                    16,505
                                               ============


EQUITY (DEFICIENCY),
   January 1, 1996               $  (110,255)    $ 1,791,719    $ 1,681,464

   Net income for the six months
   ended June 30, 1996                 3,588         355,165        358,753
                                 -----------    -----------    -----------

EQUITY (DEFICIENCY),
   June 30, 1996                 $  (106,667)   $ 2,146,884    $ 2,040,217
                                 ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                            1996              1995
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 358,753       $ 557,963
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs          (222,000)       (116,000)
        (Decrease) Increase in accrued fees and
           expenses due general partner                     (46,330)         88,670
        Decrease in accounts payable                        (16,410)           (634)
        Decrease in deferred distributions                    -            (183,588)
        Increase in receivables from limited partnership      -             (21,558)
                                                          ---------       ---------
            Net cash provided by operating activities        74,013         324,853
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnership
       recognized as return of capital                        9,481           -
                                                          ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    83,494         324,853

CASH AND CASH EQUIVALENTS, beginning of period              250,570         406,711
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 334,064       $ 731,564
                                                          =========       =========


The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) neccessary to present fairly the financial position as of June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of six months or less.

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

         The following is a summary of the investment in limited partnerships as of June 30, 1996:

         Balance, beginning of period                                $2,191,335
         Amortization acquisition costs                                  (2,000)
         Cash distribution recognized as return of capital               (9,482)
         Equity in income of limited partnerships                       224,000
                                                                     -----------

         Balance, end of period                                      $2,403,853
                                                                     ==========

                       REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,600,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

         Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment.

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                Six months         Three months         Six months          Three months
                                  ended                ended              ended                ended
                              June 30, 1996        June 30, 1996       June 30, 1995       June 30, 1995
                              -------------        -------------       -------------       -------------
       INCOME
           Rental and other     $8,276,000           $4,138,000          $8,390,000           $4,195,000
                                ----------           ----------          ----------           ----------

       EXPENSES
           Depreciation          1,338,000              669,000           1,362,000              681,000
           Interest              2,388,000            1,194,000           2,504,000            1,252,000
           Operating             4,406,000            2,203,000           4,254,000            2,127,000
                                ----------           ----------          ----------           ----------

                                 8,132,000            4,066,000           8,120,000            4,060,000
                                ----------           ----------          ----------           ----------

       NET INCOME               $  142,000           $   72,000          $  270,000           $  135,000
                                ==========           ==========          ==========           ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The management fee incurred for the six-month periods presented was $203,670.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $10,000 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

         As of June 30, 1996, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of accrued fees and expenses due general partner. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximtes fair value due to their short-term maturity.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 JUNE 30, 1996

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

         The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,600,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

         Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment.

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

                                 JUNE 30, 1996



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

                                 JUNE 30, 1996


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


                     REAL ESTATE ASSOCIATES LIMITED
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                             ------------------------------------------------



                     By:
                             ------------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                             ------------------------------------------------




                     By:
                             ------------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer