Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1996-11-14
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-60561

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3187912

                        9090 WILSHIRE BLVD., SUITE 201,
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              Yes   X     No
                                  -----      -----

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART I.  FINANCIAL INFORMATION

       Item 1.       Financial Statements

              Balance Sheets, September 30, 1996 and December 31, 1995    . . . . . . . . . . . . . .  1

              Statements of Operations,
                     Nine and Three Months Ended September 30, 1996 and 1995    . . . . . . . . . . .  2

              Statement of Partner's Equity (Deficiency),
                     Nine Months Ended September 30, 1996   . . . . . . . . . . . . . . . . . . . . .  3

              Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995    . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

       Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations   . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

       Item 6.       Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .   10

       Signatures             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS


                                                         1996             1995
                                                      (Unaudited)       (Audited)
                                                    --------------    --------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $   2,487,854     $   2,191,335

CASH AND CASH EQUIVALENTS (Note 1)                        294,157           250,570

SHORT TERM INVESTMENTS (Note 1)                           125,000           125,000

RECEIVABLES FROM LIMITED
   PARTNERSHIPS (Note 2)                                  148,931           148,931
                                                    --------------    --------------

          TOTAL ASSETS                              $   3,055,942     $   2,715,836
                                                    --------------    --------------


           LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                               $      17,953     $      20,036
     Accrued fees and expenses due
         general partner (Notes 3 and 6)                  944,842         1,014,337
                                                    --------------    --------------

                                                          962,795         1,034,373
                                                    --------------    --------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                     (106,138)         (110,255)
    Limited partners                                    2,199,285         1,791,718
                                                    --------------    --------------

                                                        2,093,147         1,681,463
                                                    --------------    --------------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                 $   3,055,942     $   2,715,836
                                                    ==============    ==============



The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                              Nine months        Three months       Nine months        Three months
                                                 ended               ended              ended             ended
                                             Sept. 30, 1996     Sept. 30, 1996     Sept. 30, 1995     Sept. 30, 1995
                                             --------------     --------------     --------------     --------------
INTEREST AND OTHER INCOME                    $      12,308      $       4,614      $      15,675      $       5,795
                                             --------------     --------------     --------------     --------------

OPERATING EXPENSES:
      Legal and accounting                          60,688             18,240             45,489             17,878
      Management fees - general partner            305,505            101,835            305,505            101,835
      Administrative  (Note 3)                      32,834              9,489             38,071             10,909
                                             --------------     --------------     --------------     --------------

       Total operating expenses                    399,027            129,564            389,065            130,622
                                             --------------     --------------     --------------     --------------

LOSS FROM OPERATIONS                              (386,719)          (124,950)          (373,390)          (124,827)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                           465,403             66,881            893,685            203,160

EQUITY IN INCOME OF
      LIMITED PARTNERSHIPS
      AND AMORTIZATION OF
      ACQUISITION COSTS (Note 2)                   333,000            111,000            174,000             58,000
                                             --------------     --------------     --------------     --------------

NET INCOME                                   $     411,684      $      52,931      $     694,295      $     136,333
                                             ==============     ==============     ==============     ==============

NET INCOME  PER LIMITED
      PARTNERSHIP INTEREST (Note 1)          $          25      $           3      $          42      $           8
                                             ==============     ==============     ==============     ==============


The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                        General         Limited
                                        Partners        Partners        Total
                                      ------------    ------------    ------------
PARTNERSHIP INTERESTS
   September 30, 1996                                      16,505
                                                      ============


EQUITY (DEFICIENCY),
   January 1, 1996                    $  (110,255)    $ 1,791,718     $ 1,681,463

   Net income for the nine months
   ended September 30, 1996                 4,117         407,567         411,684
                                      ------------    ------------    ------------

EQUITY (DEFICIENCY),
   September 30, 1996                 $  (106,138)    $ 2,199,285     $ 2,093,147
                                      ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                    1996             1995
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $     411,684     $   694,295
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs                  (333,000)       (174,000)
        Decrease in accrued fees and
           expenses due general partner                             (69,495)       (319,495)
        Decrease in accounts payable                                 (2,083)         (2,751)
        Decrease in deferred distributions                           -             (183,588)
        Increase  in receivables from limited partnerships           -              (21,558)
                                                                ------------    ------------

        Net cash provided by (used in) operating activities          7,106          (7,097)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnership
       recognized as return of capital                               36,481          27,000
                                                                ------------    ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                            43,587          19,903

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      250,570         406,711
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   294,157     $   426,614
                                                                ============    ============


The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) neccessary to present fairly the financial position as of September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1996


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

         The following is a summary of the investment in limited partnerships as of September 30, 1996:

    Balance, beginning of period                              $2,191,335
    Amortization acquisition costs                                (3,000)
    Cash distribution recognized as return of capital            (36,481)
    Equity in income of limited partnerships                     336,000
                                                              ----------
    Balance, end of period                                    $2,487,854
                                                              ==========

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


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

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                              Nine months         Three months         Nine months          Three months
                                 ended                ended               ended                 ended
                             Sept. 30, 1996       Sept. 30, 1996      Sept. 30, 1995       Sept. 30, 1995
                             --------------       --------------      --------------       --------------
       REVENUES
           Rental and other    $12,414,000           $4,138,000         $12,585,000           $4,195,000
                               -----------           ----------         -----------           ----------

       EXPENSES
           Depreciation          2,007,000              669,000           2,043,000              681,000
           Interest              3,582,000            1,194,000           3,756,000            1,252,000
           Operating             6,609,000            2,203,000           6,381,000            2,127,000
                               -----------           ----------         -----------           ----------

                                12,198,000            4,066,000          12,180,000            4,060,000
                               -----------           ----------         -----------           ----------

       NET INCOME              $   216,000           $   72,000         $   405,000           $  135,000
                               ===========           ==========         ===========           ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The management fee incurred for the nine-month periods presented was $305,505.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $16,639 and $15,463, for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

         As of September 30, 1996, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

                               SEPTEMBER 30, 1996

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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


                          REAL ESTATE ASSOCIATES LIMITED
                          (a California limited partnership)


                          By:        National Partnership Investments Corp.
                                     General Partner


                          Date:
                                     ---------------------------------------



                          By:
                                     ---------------------------------------
                                     Bruce Nelson
                                     President



                          Date:
                                     ---------------------------------------




                          By:
                                     ---------------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer