Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1997-04-04
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

                             Commission File Number
                                     2-60561
                                     -------

                         REAL ESTATE ASSOCIATES LIMITED

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No. 95-3187912
                                                  ----------

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

REAL holds limited partnership interests in eighteen local limited partnerships as of December 31, 1996. Each of these limited partnerships owns a single low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long- term capital gains. There remains, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These Projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

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

During 1996, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 1996, of the projects owned by local limited partnerships in which REAL is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement             Units         Percentage of
Name & Location                          Units                Program            Occupied         Total Units
---------------                         -------            ------------         ----------       -------------
Bedford House                              48                  48/  0               47                 98%
Falmouth, KY

Belleville Manor                           32                  32/  0               32                100%
Marion, KY

Bethel Towers                             146                  93/ 53              142                 97%
Detroit, MI

Cherry Hill Place                         186                 186/  0              172                 93%
Inkster, MI

Chidester Place                           151                  151/ 0              137                 91%
Ypsilanti, MI

Clinton Apts.                              32                  32/  0               31                 97%
Clinton, KY

East Central Twrs                         166                 166/  0              159                 96%
Fort Wayne, IN

Gadsden Towers                            101                 101/  0              101                100%
Gadsden, AL

Norristown Housing                        175                 175/  0              175                100%
for the Elderly
Norristown, PA

Northwood Village                          72                  72/  0               70                 97%
Emporia, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement            Units        Percentage of
Name & Location                          Units                Program            Occupied       Total Units
---------------                         -------            --------------       -----------    -------------
Park View Apts.                            97                  97/  0               97                100%
Sacramento, CA

Ridgeview Estates                          32                   0/ 32               30                 94%
Lewisburg, W. VA.

Ridgewood/LaLoma                           75                  75/  0               74                 99%
Sacramento, CA

Riverside Towers                          200                 200/  0              200                100%
Medford, MA

Van Nuys Bldg.                            299                 299/  0              299                100%
Los Angeles, CA

Wedgewood Village                          32                   0/ 32               32                100%
Ripley, W. VA

W. Lafayette Apts.                         49                  49/  0               47                 96%
W. Lafayette, OH

Williamson Towers                          76                  76/  0               76                100%
Williamson, W. VA
                                       ------               ---------            -----                ----
                                        1,969               18521/117            1,921                 98%
                                       ======               =========            =====

ITEM 2.  PROPERTIES:

Through its investments in local limited partnerships, REAL holds interests in real estate properties. See Item 1 and Schedule for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1996, REAL's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 1,108 registered holders of units in REAL. Distributions have not been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                                    Year Ended December 31,
                                           ----------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                           -----------    -----------    -----------    -----------    ----------
Loss from Operations                       $  (490,373)   $  (490,021)   $  (462,078)   $  (483,950)   $ (478,213)

Distributions from Limited
   Partnerships Recognized
   as Income                                   465,403      1,373,243        321,584        590,286       301,975

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                           177,874        384,476        226,840        317,720       114,649
                                           -----------    -----------    -----------    -----------    ----------

Net Income (Loss)                          $   152,904    $ 1,267,698    $    86,346    $   424,056    $  (61,589)
                                           ===========    ===========    ===========    ===========    ==========

Net Income (Loss) per limited
   Partnership Interest                    $         9    $        77    $         5    $        25    $       (4)
                                           ===========    ===========    ===========    ===========    ==========

Total assets                               $ 2,863,973    $ 2,715,836    $ 2,491,676    $ 2,318,253    $1,790,584
                                           ===========    ===========    ===========    ===========    ==========

Investments in Limited
   Partnerships                            $ 2,486,997    $ 2,191,335    $ 1,843,340    $ 1,643,500    $1,352,780
                                           ===========    ===========    ===========    ===========    ==========

Accrued Fees and Expenses
   Due General Partner                     $ 1,021,677    $ 1,014,337    $ 1,396,997    $ 1,989,657    $1,882,317
                                           ===========    ===========    ===========    ===========    ==========

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

In 1994, the Partnership received a cash distribution from a limited partnership (Van Nuys Associates) in the amount of $672,626. The distribution was in part the result of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against the U.S. Department of Housing and Urban Development ("HUD"). HUD demanded the return of a substantial portion of these funds based on the 9th Circuit Court's decision to overturn the injunctions granted against HUD. As a result, the distribution was recorded as a liability at December 31, 1994. Van Nuys Associates engaged Alexander Consultants Inc. ("ACI") to review the demand by HUD and perform an independent accounting of
the amounts due pursuant to the 9th Circuit Court's decision.   Based on ACI's
findings, HUD agreed that the local partnership would be required to pay HUD only $489,039, over the remaining seven year term of the Housing Assistance Payments Contract. Since the Partnership's investment account in Van Nuys Associates has been reduced to zero, the distribution of $672,626 was recognized as income in 1995.

The limited partnership which owns Chidester Place Apartments, has executed, with the Corporate General Partner's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment at December 31, 1996 and 1995.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)


We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement
schedules based on our audits.   We did not audit the financial statements of
certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 4 percent and 1 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represent 17 percent and 8 percent of the total net income of the Partnership for the years ended December 31, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

               [LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
The Bedford House, Ltd.
(A Limited Partnership)

We have audited the accompanying balance sheets of The Bedford House, Ltd. (A Limited Partnership), FHA Project Number 083-35232-L8-PM-WAH as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bedford House, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1997 on our consideration of the Partnership's internal control structure and reports dated February 18, 1997 on its compliance with specific requirements applicable to major and nonmajor HUD programs and affirmative fair housing.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH
An Accountancy Corporation


Beverly Hills, California
February 18, 1997

Employer Identification
Number 95-2783759

Audit Principal:
Alan H. Salz, C.P.A.

                [LOGO]
[BURKHALTER, RYAN & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Belleville Manor Apartments, Ltd.
(A Limited Partnership)
Marion, Kentucky

We have audited the accompanying balance sheet of Belleville Manor Apartments, Ltd., Project No. 083-35219-L8-PM-PAH (a limited partnership), as of December 31, 1996, and the related statements of income, and cash flows and changes in partner's deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Belleville Manor Apartments, Ltd. as of December 31, 1995 were audited by other auditors whose report dated February 20, 1996, expressed an unqualified opinion on those statements.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Belleville Manor Apartments, Ltd. at December 31, 1996, and the result of its operations and its cash flows and its changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of Belleville Manor Apartments' internal control structure and a report dated February 7, 1997, on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 13-23) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ BURKHALTER, RYAN & COMPANY, P.C.

February 7, 1997

               [LOGO]
[J. MICHAEL WOODGATE, P.C. LETTERHEAD]

Independent Auditor's Report

To the Partners
Bethel Towers Limited
Dividend Housing Association
(a Michigan limited partnership)
Detroit, Michigan

Gentlemen:

I have audited the accompanying Balance Sheet of Bethel Towers Limited Dividend Housing Association, (a Michigan limited partnership), FHA Project No. 044-27-NI-RAP, MSHDA No. 213, as of December 31, 1996, and the related Statements of Profit and Loss (HUD Form 92410), Partners' Equity (Deficit) and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States.

Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Towers Limited Dividend Housing Association at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data on pages 13 through 19 is presented for purposes of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly presented, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 17, 1997 on my consideration of the partnership's internal control structure and a report dated January 17, 1997 on its compliance with laws and regulations.



/s/ J. MICHAEL WOODGATE, P.C.
Certified Public Accountants

January 17, 1997

            [LOGO]
[COOPERS & LYBRAND LLP LETTERHEAD]

Report of Independent Accountants

To the Partners of
Cherry Hill Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Cherry Hill Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 559, as of December 31, 1996 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherry Hill Limited Dividend Housing Association as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1997 on our consideration of Cherry Hill Limited Dividend Housing Association's internal control structure and a report dated February 1, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Cherry Hill Limited Dividend Housing Association. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

We have previously audited and expressed an unqualified opinion on the basic financial statements of Cherry Hill Limited Dividend Housing Association for the years 1990 through 1995. The supplemental data included on page 14, relating to the years 1990 through 1996, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 14 for the years 1980 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operations and whose report, dated January 17, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND LLP

Detroit, Michigan
February 1, 1997

            [LOGO]
[POLK AND ASSOCIATES LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of Chidester Place Limited Dividend
Housing Association Beverly Hills, Michigan

We have audited the accompanying balance sheet of Chidester Place Limited Dividend Housing Association (a Michigan limited partnership), as of December 31, 1996, and the related statements of partners' equity, profit and loss and cash flows and schedule of reconciliation of net income to net cash flows provided by operating activities for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chidester Place Limited Dividend Housing Association at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ POLK AND ASSOCIATES, P.C
38-2964068
Lead Auditor:
Richard G. Williams, Jr., C.P.A.
(810) 642-5700

February 12, 1997

                  [LOGO]
[BURKHALTER, RYAN & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Clinton Apartments, Ltd.
(A Limited Partnership)
Clinton, Kentucky

We have audited the accompanying balance sheet of Clinton Apartments, Ltd., Project No. 083-35225-L8-PM-PAH (a limited partnership), as of December 31, 1996, and the related statements of income, and cash flows and changes in partner's deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Clinton Apartments, Ltd. as of December 31, 1995 were audited by other auditors whose report dated February 20, 1996, expressed an unqualified opinion on those statements.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Clinton Apartments, Ltd. at December 31, 1996, and the result of its operations and its cash flows and its changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of Clinton Apartments' internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 13-23) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ BURKHALTER, RYAN & COMPANY, P.C.

January 31, 1997

             [LOGO]
[MARCINIAK & OLSZEWSKI LETTERHEAD]

Independent Auditor's Report

To the Partners of
East Central Towers Associates

We have audited the accompanying balance sheet of East Central Towers Associates (an Indiana limited partnership, FHA Project No. 073-35307-PM-L8) as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Central Towers Associates as of December 31, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1997 on our consideration of East Central Towers Associates' internal control structure and reports dated February 4, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

The supplemental information on pages 15 to 21 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s MARCINIAK & OLSZEWSKI

February 4, 1997

                [LOGO]
[E.H. JOHNSON & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Gadsden Towers, Ltd.

We have audited the accompanying balance sheet of Gadsden Towers, Ltd. (a limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gadsden Towers, Ltd. at December 31, 1996 and the results of its operations and its cash flows, for the year then ended in conformity with generally accepted accounting principles.

Our examination was made for the purpose of forming an opinion on the basic financial statements, pages 2 through 9, inclusive, taken as a whole. The other data on pages 10 through 12, inclusive, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ E.H. JOHNSON & COMPANY, P.C.

Knoxville, Tennessee
January 27, 1997

             [LOGO]
[COOPERS & LYBRAND LLP LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Pennsylvania Associates
Limited Partnership:


We have audited the accompanying balance sheets of Pennsylvania Associates Limited Partnership, PHFA Project No. R-438-8E, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' capital deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the management of Pennsylvania Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Associates Limited Partnership, PHFA Project No. R-438-8E, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Pennsylvania Associates Limited Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.



/s/ COOPERS & LYBRAND LLP

Boston, Massachusetts
January 31, 1997

             [LOGO]
[ERNST & YOUNG LLP LETTERHEAD]

Report of Independent Auditors

Partners
Emporia Limited

We have audited the accompanying balance sheets of Emporia Limited (a Virginia Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emporia Limited at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 24, 1997, on our consideration of Emporia Limited's internal control structure and a report dated January 24, 1997, on its compliance with laws and regulations.



/s/ ERNST & YOUNG LLP

January 24, 1997

          [LOGO]
[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Parkview Associates, Ltd.
Chicago, Illinois

We have audited the accompanying balance sheets of Parkview Associates, Ltd. (a Limited Partnership) (CHFA Project No. 78049-N) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkview Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Parkview Associates, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.



/s/ BDO SEIDMAN, LLP

Chicago, Illinois
February 7, 1997

                                   [LOGO]
                 [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT


To the Partners of
Roebern, Ltd.

We have audited the balance sheets of ROEBERN, LTD., FmHA Project Number 57-13-1332862, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roebern, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 11 through 18 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.



/s/ ATSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 17, 1997

            [LOGO]
[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
La Loma Associates. Ltd.
San Francisco, California

We have audited the accompanying balance sheets of La Loma Associates, Ltd. (a Limited Partnership) (CHFA Project No. 78048-N) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Loma Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of La Loma Associates, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.



/s/ BDO SEIDMAN, LLP

Chicago, Illinois
February 7, 1997

             [LOGO]
[COOPERS & LYBRAND LLP LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Riverside Towers Associates Limited Partnership:

We have audited the accompanying balance sheet of Riverside Towers Associates Limited Partnership as of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Riverside Towers Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Towers Associates Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Riverside Towers Associates Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.



/s/ COOPERS & LYBRAND LLP

Boston, Massachusetts
January 31, 1997

                                     [LOGO]
                [ALTSCHULER, MELVIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Van Nuys Associates

We have audited the accompanying balance sheets of VAN NUYS ASSOCIATES (a limited partnership), FHA Project No. 122-35481-PM-WAH-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Van Nuys Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 14 through 21 are presented for purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Bernroe, Ltd.

We have audited the balance sheets of BERNROE, LTD., FmHA Project Number 57-18-1333001, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bernroe, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the 1996 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.



/s/ ATSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND SUPPLEMENTARY INFORMATION REQUIRED BY
                          FARMERS HOME ADMINISTRATION

To the Partners of
West Lafayette, Ltd.

We have audited the accompanying balance sheets of WEST LAFAYETTE, LTD. (a limited partnership), FmHA Project No. OH16-R000-008 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Lafayette, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The 1996 supplementary information is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

            [LOGO]
[DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Williamson Towers Associates:

We have audited the accompanying balance sheets of Williamson Towers Associates, a limited partnership, (Project No. 045-35100) as of December 31, 1996 and 1995, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Williamson Towers Associates (Project No. 045-35100) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Williamson Towers Associates (Project No. 045-35100) on pages 8 through 19 is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but pages 8 through 18 are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of the Inspector General. This additional information is the responsibility of the General Partner. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997, on our consideration of the Partnership's internal control structure and a report dated January 15, 1997, on its compliance with laws and regulations.



/s/ DELOITTE & TOUCHE

January 15, 1997

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                  1996            1995
                                                               -----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                   $ 2,486,997     $ 2,191,335

CASH AND CASH EQUIVALENTS (Note 1)                                 376,976         250,570

SHORT TERM INVESTMENTS (Note 1)                                      -             125,000

RECEIVABLES FROM LIMITED
   PARTNERSHIPS (Note 2)                                             -             148,931
                                                               -----------     -----------
          TOTAL ASSETS                                         $ 2,863,973     $ 2,715,836
                                                               ===========     ===========

                            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                          $     7,929     $    20,036
     Accrued fees and expenses due
         general partner (Notes 3 and 6)                         1,021,677       1,014,337
                                                               -----------     -----------
                                                                 1,029,606       1,034,373
                                                               -----------     -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                              (108,726)       (110,255)
    Limited partners                                             1,943,093       1,791,718
                                                               -----------     -----------
                                                                 1,834,367       1,681,463
                                                               -----------     -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                         $ 2,863,973     $ 2,715,836
                                                               ===========     ===========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996             1995            1994
                                                       ----------      ------------     ----------
INTEREST AND OTHER INCOME                              $   17,526      $     20,135     $   22,596
                                                       ----------      ------------     ----------

OPERATING EXPENSES:
      Legal and accounting                                 52,552            53,400         29,198
      Management fees - general partner (Note 3)          407,340           407,340        407,340
      Administrative  (Note 3)                             48,007            49,416         48,136
                                                       ----------      ------------     ----------
        Total operating expenses                          507,899           510,156        484,674
                                                       ----------      ------------     ----------
LOSS FROM OPERATIONS                                     (490,373)         (490,021)      (462,078)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     465,403         1,373,243        321,584

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                       177,874           384,476        226,840
                                                       ----------      ------------     ----------
NET INCOME                                             $  152,904      $  1,267,698     $   86,346
                                                       ==========      ============     ==========
NET INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                    $        9      $         77     $        5
                                                       ==========      ============     ==========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    General          Limited
                                    Partners         Partners           Total
                                   ----------      ------------      ------------
EQUITY (DEFICIENCY),
   January 1, 1994                 $ (123,795)     $    451,214      $    327,419

   Net income for 1994                    863            85,483            86,346
                                   ----------      ------------      ------------

EQUITY (DEFICIENCY),
   December 31, 1994                 (122,932)          536,697           413,765

   Net income for 1995                 12,677         1,255,021         1,267,698
                                   ----------      ------------      ------------

EQUITY (DEFICIENCY),
   December 31, 1995                 (110,255)        1,791,718         1,681,463

   Net income for 1996                  1,529           151,375           152,904
                                   ----------      ------------      ------------
EQUITY (DEFICIENCY),
   December 31, 1996               $ (108,726)     $  1,943,093      $  1,834,367
                                   ==========      ============      ============





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              1996           1995            1994
                                                           ----------     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  152,904     $ 1,267,698     $   86,346
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Equity in income of limited partnerships
            and amortization of acquisition costs            (177,874)       (384,476)      (226,840)
        Increase (decrease) in accrued fees and
           expenses due general partner                         7,340        (382,660)      (592,660)
       Increase (decrease) in accounts payable                (12,107)         11,749          7,110
       Increase (decrease) in deferred distribution              -           (672,627)       672,627
       Increase (decrease) in receivables from
           limited partnerships                               148,931         (32,306)       (13,626)
                                                           ----------     -----------     ----------

            Net cash provided by (used in)
               operating activities                           119,194        (192,622)       (67,043)
                                                           ----------     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in short term investments              125,000           -           (125,000)
   Distributions from limited partnership
       recognized as return of capital                         36,482          36,481         27,000
   Capital contribution to limited partnerships              (154,270)          -              -
                                                           ----------     -----------     ----------

             Net cash  provided by (used in) investing
                 activities                                     7,212          36,481        (98,000)
                                                           ----------     -----------     ----------

NET INCREASE (DECREASE) IN CASH
    CASH EQUIVALENTS                                          126,406        (156,141)      (165,043)

CASH AND CASH EQUIVALENTS,
   beginning of year                                          250,570         406,711        571,754
                                                           ----------     -----------     ----------
CASH AND CASH EQUIVALENTS,
   end of year                                             $  376,976     $   250,570     $  406,711
                                                           ==========     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

         Impairment of Long-Lived Assets

         The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

         Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in aggregate approximately $12,317,000 and $12,403,000 as of December 31, 1996 and 1995, respectively.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         In 1994, the Partnership received a cash distribution from a limited partnership (Van Nuys Associates) in the amount of $672,626 as part of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against the U.S. Department of Housing and Urban Development ("HUD"). HUD demanded the return of a substantial portion of these funds based on the 9th Circuit Court's decision to overturn the injunctions granted against HUD. As a result, the distribution was recorded as a liability at December 31, 1994. In 1995, HUD agreed that the local partnership would only be required to pay HUD $489,039, by reducing the monthly rental assistance receipts from HUD over the remaining seven year term of the Housing Assistance Payments Contract. Since the Partnership's investment account in Van Nuys Associates was reduced to zero, the distribution of $672,626 was recognized as income in 1995.

         The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,800,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

         Brencor has obtained preliminary approval from the Ypsilanti Downtown Development Authority to finance the acquisition of the property with a new tax-exempt bond issue which will qualify the prospective buyer to receive an allocation of Low Income Housing Tax Credits. If the sale is completed, it is anticipated that the Partnership will receive sale proceeds more than sufficient to return the Partnership's original capital investment and to offset the projected tax liability associated with the Partnership's disposition of the property. The Partnership has a zero carrying value for this investment at December 31, 1996 and 1995.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                          1996            1995
                                                                       ----------      ----------
         Investment balance, beginning of year                         $2,191,335      $1,843,340
         Capital contribution                                             154,270           -
         Equity in income of limited partnerships                         180,660         387,262
         Amortization of capitalized acquisition costs and fees            (2,786)         (2,786)
         Cash distributions recognized as return of capital               (36,482)        (36,481)
                                                                       ----------      ----------

         Investment balance, end of year                               $2,486,997      $2,191,335
                                                                       ==========      ==========

       The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Selected financial information from the combined financial statements of the limited partnerships at December 31, 1996 and 1995 and for each of three years in the period ended December 31, 1996 is as follows:

                                 Balance Sheets
                                 --------------
                                                                     1996            1995
                                                                   --------        --------
                                                             (in thousands)
        Land and buildings, net                                    $ 34,996        $ 36,863
                                                                   ========        ========

        Total assets                                               $ 49,128        $ 50,498
                                                                   ========        ========

        Mortgages payable                                          $ 66,196        $ 64,896
                                                                   ========        ========

        Total liabilities                                          $ 68,748        $ 69,877
                                                                   ========        ========

        Deficiency of Real Estate Associates Limited               $(15,743)       $(15,662)
                                                                   ========        ========

        Deficiency of other partners                               $ (3,877)       $ (3,717)
                                                                   ========        ========

                            Statements of Operations
                            ------------------------

                                                         1996           1995          1994
                                                        -------        -------       -------
                                                                   (in thousands)
       Total revenues                                   $16,955        $16,566       $16,783
                                                        =======        =======       =======

       Interest expense                                 $ 4,935        $ 4,774       $ 5,009
                                                        =======        =======       =======

       Depreciation and amortization                    $ 2,610        $ 2,679       $ 2,725
                                                        =======        =======       =======

       Total expenses                                   $16,384        $16,246       $16,241
                                                        =======        =======       =======

       Net income                                       $   571        $   320       $   542
                                                        =======        =======       =======

       Net income allocable to the Partnership          $   420        $   380       $   503
                                                        =======        =======       =======

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       NAPICO, or one of its affiliates, is the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $206,629, $215,133 and $195,590 in 1996, 1995 and
       1994, respectively. The following sets forth significant data for the partnerships, in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                                      1996           1995          1994
                                                                    --------       --------      --------
                                                                            (in thousands)
       Total assets                                                 $ 17,025       $ 17,959
                                                                    ========       ========

       Total liabilities                                            $ 25,477       $ 25,669
                                                                    ========       ========

       Deficiency of Real Estate Associates Limited                 $ (8,111)      $ (7,401)
                                                                    ========       ========

       Deficiency of other partners                                 $   (341)      $   (309)
                                                                    ========       ========

       Total revenue                                                $  4,205       $  3,922      $  4,408
                                                                    ========       ========      ========

       Net loss                                                     $   (454)      $   (768)     $   (272)
                                                                    ========       ========      ========

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

       As of December 31, 1996, the fees and expenses due NAPICO exceeded the Partnership's cash. NAPICO, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $22,039, $20,617 and $19,871 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

7.     FOURTH QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $155,000, between the estimated nine-month equity in income and the actual 1996 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         Year Ended December 31, 1996
                                   ----------------------------------------------------------------------
                                                                    Cash
                                    Balance       Capital          Distri-         Equity         Balance
                                    January       Contri-          butions           in          December
Limited Partnerships                1, 1996       butions          Received     Income/(Loss)    31, 1996
--------------------                -------       -------          --------     -------------    --------
Bedford House, Ltd.                $            $                 $               $             $

Belleville Manor Apts. Ltd.

Bernroe, Ltd. (Wedgewood)                          55,392                           (53,392)

Bethel Towers, Ltd.

Cherry Hill, Ltd.
Dividend Housing Assn.              2,019,420                        (27,000)       230,330      2,222,750

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)              171,915                         (9,482)       101,814        264,247

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)                                          72,878                         (72,878)

Van Nuys Assoc.

West Lafayette, Ltd.                                 26,000                         (26,000)

Williamson Towers, Ltd.
                                   ----------   -----------       ----------      ---------     ----------
                                   $2,191,335   $   154,270       $  (36,482)     $ 177,874     $2,486,997
                                   ==========   ===========       ==========      =========     ==========

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       Year Ended December 31, 1995
                                   ----------------------------------------------------------------------
                                                                     Cash
                                    Balance       Capital          Distri-         Equity         Balance
                                    January       Contri-          butions           in          December
Limited Partnerships                1, 1995       butions          Received     Income/(Loss)    31, 1995
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

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)                -                             (9,481)       181,396        171,915

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                   ----------   -----------       ----------      ---------     ----------
                                   $1,843,340   $       -         $  (36,481)     $ 384,476     $2,191,335
                                   ==========   ===========       ==========      =========     ==========

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       Year Ended December 31, 1994
                                   ----------------------------------------------------------------------
                                                                     Cash
                                    Balance        Capital         Distri-         Equity         Balance
                                    January        Contri-         butions           in          December
Limited Partnerships                1, 1994        butions         Received     Income/(Loss)    31, 1994
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

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                   ----------     ---------       ----------      ---------     ----------
                                   $1,643,500     $     -         $  (27,000)     $ 226,840     $1,843,340
                                   ==========     =========       ==========      =========     ==========

                                                                        SCHEDULE
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                       FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

                                                                   SCHEDULE III

                         REAL ESTATE ASSOCIATES LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1996


                                                                      Buildings, Furnishings
                                                                      & Equipment - Initial
                                                                       Cost to Partnership
                                  Number   Outstanding                 and Amount Carried
                                   of       Mortgage                     at Close of                   Accumulated    Construction
Partnership/Location              Units       Loan             Land           Year          Total       Depreciation      Period
--------------------              -----    -----------      ----------     -----------   -----------    ------------   ------------
The Bedford House, Ltd.              48    $ 1,105,975         $22,055      $1,263,745    $1,285,800       $866,968     1978-1979
  Pendleton Co, KY
Belleville Manor, Ltd.               32        568,162            -            718,712       718,712        414,639     1978-1979
  Benton, KY
Bethel Towers, Ltd.                 146      3,275,245          67,400       4,042,766     4,110,188      2,641,484       (A)
  Detroit, MI
Cherry Hill, Ltd.                   186      5,230,479         448,460       7,572,010     8,020,470      4,144,771     1978-1980
Dividend Housing Assn.
  Southfield, MI
Chidester Place, Ltd.               151      3,585,000         180,130       4,580,412     4,760,542      2,949,664     1979-1980
  Ypsilanti, MI
Clinton Apts. Ltd.                   32        367,461            -            652,254       652,254        499,379     1977-1980
  Calvert City, KY
East Central Twrs. Ass.             166      3,999,445          37,600       4,855,061     4,892,661      2,647,640     1979-1980
  Fort Wayne, IN
Gadsden Towers, Ltd.                101      2,056,160          51,700       3,046,353     3,098,053      2,516,079     1978-1980
  Knoxville, TN
Pennsylvania Assoc.                 175      5,628,113          49,400       8,004,566     8,053,966      5,649,337     1978-1980
  (Norristown)
  Montgomery Co., PA
Emporia, Ltd. (Northwood)            72      1,330,351          39,500       2,349,334     2,388,834      1,729,801     1978-1980
  Greensville Co., VA
Parkview Assoc., Ltd.                97      3,247,708         424,196       3,481,188     3,905,384      2,647,390     1979-1980
  Sacramento, CA
Roebern, Ltd. (Ridgeview)            32        663,833          26,000       1,005,309     1,031,309        792,280     1978-1979
  Columbus, OH
LaLoma Assoc., Ltd                   75      2,346,189         226,729       2,595,172     2,821,901      1,946,650     1979-1980
  Sacramento, CA
Riverside Towers, Assoc.            200      7,608,888         230,264      10,515,769    10,746,033      7,030,111     1979-1980
  Medford, MA
Van Nuys Assoc.                     299     21,005,696         700,000      23,375,878    24,075,878     11,009,297     1980-1983
  Los Angeles, CA
Bernroe, Ltd. (Wedgewood)            32        670,375          45,000       1,035,966     1,080,966        822,089     1978-1979
  Columbus, OH
West Lafayette, Ltd.                 49        973,819          35,000       1,255,470     1,290,470        928,559     1979-1980
  West Lafayette, OH
   Williamson Towers, Ltd.           76      2,533,144            -          3,177,605     3,177,605      1,678,432     1979-1981
        Minroe Co., WV
                                  -----    -----------      ----------     -----------   -----------    -----------
            TOTAL                 1,969    $68,195,841      $2,583,434     $83,527,570   $86,111,004    $51,114,600
                                  =====    ===========      ==========     ===========   ===========    ===========

(A)   This project was complete when REAL entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
                          REAL ESTATE AND ACCUMULATED
                            DEPRECIATION OF PROPERTYC
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1996


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

           3.     Investments in property and equipment:

                                                                      Buildings,
                                                                     Furnishings
                                                                         And
                                                    Land              Equipment            Total
                                                   ----------        -----------        -----------
Balance at January 1, 1994                         $2,710,800        $81,291,508        $84,002,308

Net additions during 1994                               8,813            604,200            613,013
                                                   ----------        -----------        -----------

Balance at December 31, 1994                        2,719,613         81,895,708         84,615,321

Net additions during 1995                              22,483            853,540            876,023
                                                   ----------        -----------        -----------

Balance at December 31, 1995                        2,742,096         82,749,248         85,491,344

Net additions (deletions) during 1996                (158,662)           778,322            619,660
                                                   ----------        -----------        -----------

Balance at December 31, 1996                       $2,583,434        $83,527,570        $86,111,004
                                                   ==========        ===========        ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                             Buildings,
                                                            Furnishings
                                                                And
                                                             Equipment
                                                            -----------
Accumulated Depreciation:
-------------------------

Balance at January 1, 1994                                  $43,350,939

Net additions during 1994                                     2,665,494
                                                            -----------

Balance at December 31, 1994                                 46,016,433

Net additions during 1995                                     2,611,487
                                                            -----------

Balance at December 31, 1995                                 48,627,920

Net additions during 1996                                     2,486,680
                                                            -----------

Balance at December 31, 1996                                $51,114,600
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

PART IV.

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real estate and accumulated depreciation, December 31, 1996.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     The General Partner


______________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


______________________________________________
Bruce E. Nelson
Director and President


______________________________________________
Alan I. Casden
Director


______________________________________________
Henry C. Casden
Director


______________________________________________
Brian D. Goldberg
Director


______________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller