Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1997-05-19
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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



                                    Yes X   No
                                       --- ----

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

            Balance Sheets, March 31, 1997 and December 31, 1996..........  1

            Statements of Operations,
                  Three Months Ended March 31, 1997 and 1996..............  2

            Statement of Partner's Equity (Deficiency),
                  Three Months Ended March 31, 1997.......................  3

            Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996..............  4

            Notes to Financial Statements.................................  5

       Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


PART II.  OTHER INFORMATION

       Item 1.        Legal Proceedings...................................  10

       Item 6.        Exhibits and Reports on Form 8-K....................  10

       Signatures.........................................................  11

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                      1997              1996
                                                                    (Unaudited)       (Audited)
                                                                    -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $ 2,560,816      $ 2,486,997
CASH AND CASH EQUIVALENTS (Note 1)                                      340,013          376,976
                                                                    -----------      -----------

          TOTAL ASSETS                                              $ 2,900,829      $ 2,863,973
                                                                    ===========      ===========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                               $     5,415      $     7,929
     Accrued fees and expenses due
         general partner (Notes 3 and 6)                              1,038,512        1,021,677
                                                                    -----------      -----------

                                                                      1,043,927        1,029,606
                                                                    -----------      -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                   (108,501)        (108,726)
    Limited partners                                                  1,965,403        1,943,093
                                                                    -----------      -----------

                                                                      1,856,902        1,834,367
                                                                    -----------      -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                                 $ 2,900,829      $ 2,863,973
                                                                    ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                        1997           1996
                                                     ---------      ---------
INTEREST AND OTHER INCOME                            $   9,741      $   3,909
                                                     ---------      ---------

OPERATING EXPENSES:
      Legal and accounting                              16,817         31,550
      Management fees - general partner (Note 3)       101,835        101,835
      Administrative  (Note 3)                          13,060         11,648
                                                     ---------      ---------

                Total operating expenses               131,712        145,033
                                                     ---------      ---------

LOSS FROM OPERATIONS                                  (121,971)      (141,124)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   61,206         66,452

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                     83,300        111,000
                                                     ---------      ---------

NET INCOME                                           $  22,535      $  36,328
                                                     =========      =========

NET INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                  $       1      $       2
                                                     =========      =========






   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)


                                            General       Limited
                                           Partners       Partners         Total
                                          ---------      ----------     ----------
PARTNERSHIP INTERESTS
      March 31, 1997                                         16,505
                                                         ==========


EQUITY (DEFICIENCY),
      January 1, 1997                     $(108,726)     $1,943,093     $1,834,367

      Net income for the three months
      ended March 31, 1997                      225          22,310         22,535
                                          ---------      ----------     ----------

EQUITY (DEFICIENCY),
      March 31, 1997                      $(108,501)     $1,965,403     $1,856,902
                                          =========      ==========     ==========











   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                            1997          1996
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                       $  22,535      $  36,328
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Equity in income of limited partnerships
                and amortization of acquisition costs                     (83,300)      (111,000)
            Increase in accrued fees and
               expenses due general partner                                16,835        101,835
           Increase in accounts payable                                    (2,514)           374
                                                                        ---------      ---------

                Net cash provided by (used in) operating activities       (46,444)        27,537
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
           recognized as return of capital                                  9,481          9,481
                                                                        ---------      ---------


NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                   (36,963)        37,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            376,976        250,570
                                                                        ---------      ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 340,013      $ 287,588
                                                                        =========      =========






   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of six months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investment in limited partnerships as of March 31, 1997:

         Balance, beginning of period                             $2,486,997
         Amortization acquisition costs                                 (700)
         Cash distribution recognized as return of capital            (9,481)
         Equity in income of limited partnerships                     84,000
                                                                  ----------
         Balance, end of period                                   $2,560,816
                                                                  ==========



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

         The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                                              1997                1996
                                                          ----------           ----------
         REVENUES
              Rental and other                            $4,238,000           $4,142,000
                                                          ----------           ----------

         EXPENSES
             Depreciation                                    652,000              670,000
            Interest                                       1,234,000            1,194,000
            Operating                                      2,210,000            2,198,000
                                                          ----------           ----------

                                                           4,096,000            4,062,000
                                                          ----------           ----------

         NET INCOME                                       $  142,000           $   80,000
                                                          ==========           ==========

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,400 and $5,154, for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

         As of March 31, 1997, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

NOTE 4 - CONTINGENCIES

         The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                                 MARCH 31, 1997

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships is received from one investee limited partnership. All other investee limited partnerships have reduced their investment balances to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments in accordance with the equity accounting method.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)      No exhibits are required per the provision of Item 7 of regulation
           S-K.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REAL ESTATE ASSOCIATES LIMITED
                                     (a California limited partnership)
                                      By:______________________________________


                                     By: National Partnership Investments Corp.
                                     General Partner


                                     Date:_____________________________________



                                      By:______________________________________
                                         Bruce Nelson
                                         President


                                      Date:____________________________________



                                      By:______________________________________
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer


                                      Date:____________________________________