Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1997-08-19
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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



                            Yes  X     No
                               -------    --------

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets, June 30, 1997 and December 31, 1996 ...........1

                    Statements of Operations,
                              Six and Three Months Ended June 30, 1997 and 1996 ...2

                    Statement of Partner's Equity (Deficiency),
                              Six Months Ended June 30, 1997  .....................3

                    Statements of Cash Flows
                              Six Months Ended June 30, 1997 and 1996 .............4

                    Notes to Financial Statements .................................5

          Item 2.   Management's Discussion and Analysis of Financial
                             Condition and Results of Operations ..................9


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings  ............................................10

          Item 6.   Exhibits and Reports on Form 8-K ..............................10

          Signatures   ............................................................11


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                         1997             1996
                                                      (Unaudited)       (Audited)
                                                        ---------       ----------

     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)      $2,643,116      $2,486,997
                                                        ---------       ---------
     CASH AND CASH EQUIVALENTS (Note 1)                   380,435         376,976
                                                        ---------       ---------
               TOTAL ASSETS                             3,023,551       2,863,973
                                                        =========       =========

                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

     LIABILITIES:
          Accounts payable                             $    3,571      $    7,929
          Accrued fees and expenses due
              general partner (Note 3)                  1,140,348       1,021,677
                                                        ---------       ---------
                                                        1,143,919       1,029,606
                                                        ---------       ---------

     COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

     PARTNERS' EQUITY (DEFICIENCY):
         General partners                                (108,273)       (108,726)
         Limited partners                               1,987,905       1,943,093
                                                        ---------       ---------
                                                        1,879,632       1,834,367
                                                        ---------       ---------
                TOTAL LIABILITIES AND PARTNERS'
                     EQUITY (DEFICIENCY)               $3,023,551      $2,863,973
                                                       ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                      Six months    Three months    Six months     Three months
                                                         ended          ended          ended          ended
                                                     June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                                                     -------------  -------------  -------------  -------------
INTEREST AND OTHER INCOME                            $  13,544    $   3,804      $   7,694       $   3,785
                                                      ---------    ---------      ---------       ---------
OPERATING EXPENSES:
      Legal and accounting                              27,468       17,402         42,448          10,898
      Management fees - general partners (Note 3)      203,670      101,835        203,670         101,835
      Administrative  (Note 3)                          34,766       14,955         23,345          11,697
                                                     ---------    ---------      ---------       ---------
        Total operating expenses                       265,904      134,192        269,463         124,430
                                                     ---------    ---------      ---------       ---------
LOSS FROM OPERATIONS                                  (252,360)    (130,388)      (261,769)       (120,645)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  131,025       69,819        398,522         332,070

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                    166,600       83,300        222,000         111,000
                                                     ---------    ---------      ---------       ---------
NET INCOME                                           $  45,265    $  22,731      $ 358,753       $ 322,425
                                                     =========    =========      =========       =========
NET INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                  $       3    $       1      $      22       $      20
                                                     =========    =========      =========       =========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                      General           Limited
                                      Partners          Partners         Total
                                      --------          --------         -----

 PARTNERSHIP INTEREST
    June 30, 1997                                          16,505
                                                       ==========

 EQUITY (DEFICIENCY),
    January 1, 1997                  $(108,726)        $1,943,093       $1,834,367

    Net income for the six
    months ended June 30, 1997             453            44,812            45,265
                                     ----------        ----------       -----------
 EQUITY (DEFICIENCY),
    June 30, 1997                    $(108,273)        $1,987,905       $1,879,632
                                     ==========        ==========       ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                                     1997         1996
                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $ 45,265     $358,753
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of limited partnerships
            and amortization of acquisition costs  (166,600)    (222,000)
        Increase (decrease) in accrued fees and
           expenses due general partner             118,671      (46,330)
       Decrease in accounts payable                  (4,358)     (16,410)
                                                   --------      --------
            Net cash (used in) provided by
              operating activities                   (7,022)      74,013
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnership
       recognized as return of capital               10,481        9,481
                                                   --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS             3,459       83,494

CASH AND CASH EQUIVALENTS, beginning of period      376,976      250,570
                                                   --------     --------

CASH AND CASH EQUIVALENTS, end of period           $380,435     $334,064
                                                   ========     ========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investments in limited partnerships for the six months ended June 30, 1997:

     Balance, beginning of period                           $2,486,997
     Amortization acquisition costs                             (1,400)
     Cash distribution recognized as return of capital         (10,481)
     Equity in income of limited partnerships                  168,000
                                                            ----------
     Balance, end of period                                 $2,643,116
                                                            ==========

     The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,370,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

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

     The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                    Six months       Three months        Six months        Three months
                                      ended             ended              ended              ended
                                   June 30, 1997     June 30, 1997      June 30, 1996      June 30, 1996
                                   -------------     -------------      -------------      -------------
       REVENUES
           Rental and other          $8,476,000        $4,238,000        $8,276,000         $4,138,000
                                     ----------        ----------        ----------         ----------

       EXPENSES
           Depreciation               1,306,000           653,000         1,338,000            669,000
           Interest                   2,468,000         1,234,000         2,388,000          1,194,000
           Operating                  4,418,000         2,209,000         4,406,000          2,203,000
                                    -----------       -----------        ----------         ----------

                                      8,192,000         4,096,000         8,132,000          4,066,000
                                    -----------       -----------        ----------         ----------

       NET INCOME                   $   286,000       $   143,000        $  142,000        $    72,000
                                    ===========       ===========        ==========        ===========

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for the six-month periods presented was $203,670.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 and $10,000, for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

     As of June 30, 1997, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

                                  JUNE 30, 1997

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

     The limited partnership which owns Chidester Place Apartments, has executed, with NAPICO's consent, an Agreement for Purchase and Sale of the Chidester Place apartment complex. The pending sale is predicated on a $4,370,000 purchase offer from a Tennessee Limited Partnership sponsored by Brencor Capital Funding ("Brencor").

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

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

     The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships is received from two investee limited partnerships. All other investee limited partnerships have reduced their investment balances to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments in accordance with the equity accounting method.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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


                             REAL ESTATE ASSOCIATES LIMITED
                             (a California limited partnership)


                             By:   National Partnership Investments Corp.
                                   General Partner


                             Date:
                                   ----------------------------


                             By:
                                 ------------------------------
                                   Bruce Nelson
                                   President


                             Date:
                                   ----------------------------



                             By:
                                   ----------------------------
                                   Charles H. Boxenbaum
                                   Chief Executive Officer


                             Date:
                                   ----------------------------