Form 10-Q
period 1997-09-13
REAL ESTATE ASSOCIATES LTD/CA
filed 1997-11-17
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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



                                 Yes [X]  No[ ]

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements

             Balance Sheets, September 30, 1997 and December 31, 1996 .........1

             Statements of Operations,
                  Nine and Three Months Ended September 30, 1997 and 1996 .....2

             Statement of Partner's Equity (Deficiency),
                  Nine Months Ended September 30, 1997.........................3

             Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996 ...............4

             Notes to Financial Statements ....................................5

    Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...................9


PART II.  OTHER INFORMATION

    Item 1.       Legal Proceedings...........................................10

    Item 6.       Exhibits and Reports on Form 8-K ...........................10

    Signatures................................................................11


                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                           1997              1996
                                                                        (Unaudited)       (Audited)
                                                                        -----------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                            $ 2,709,126      $ 2,486,997

CASH AND CASH EQUIVALENTS (Note 1)                                          406,546          376,976
                                                                        -----------      -----------

         TOTAL ASSETS                                                   $ 3,115,672      $ 2,863,973
                                                                        ===========      ===========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                                   $    42,244      $     7,929
     Accrued fees and expenses due
          general partner (Note 3)                                        1,017,182        1,021,677
                                                                        -----------      -----------

                                                                          1,059,426        1,029,606
                                                                        -----------      -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                      (106,507)        (108,726)
     Limited partners                                                     2,162,753        1,943,093
                                                                        -----------      -----------

                                                                          2,056,246        1,834,367
                                                                        -----------      -----------

TOTAL LIABILITIES AND PARTNERS'
  EQUITY (DEFICIENCY)                                                   $ 3,115,672      $ 2,863,973
                                                                        ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                         Nine months        Three months         Nine months       Three months
                                                           ended                ended               ended             ended
                                                       Sept. 30, 1997       Sept. 30, 1997     Sept. 30, 1996     Sept. 30, 1996
                                                       --------------        ------------        ------------     --------------

INTEREST AND OTHER INCOME                                 $  17,808           $   4,263           $  12,308           $   4,614
                                                          ---------           ---------           ---------           ---------

OPERATING EXPENSES:
      Legal and accounting                                   61,235              27,334              60,688              18,240
      Management fees - general partner (Note 3)            305,505             101,835             305,505             101,835
      Administrative  (Note 3)                               60,981              17,567              32,834               9,489
                                                          ---------           ---------           ---------           ---------

                     Total operating expenses               427,721             146,736            (386,719)           (124,950)
                                                          ---------           ---------           ---------           ---------

LOSS FROM OPERATIONS                                       (409,913)           (142,473)           (386,719)           (120,645)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       381,892             250,867             465,403              66,881

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                         249,900              83,300             333,000             111,000
                                                          ---------           ---------           ---------           ---------

NET INCOME                                                $ 221,879           $ 191,694           $ 411,684           $  52,931
                                                          =========           =========           =========           =========

NET INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                       $      13           $      12           $      25           $       3
                                                          =========           =========           =========           =========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                                 General        Limited
                                                Partners        Partners         Total
                                             -----------     -----------      ----------

PARTNERSHIP INTERESTS
         September 30, 1997                                      16,505
                                                             ==========


EQUITY (DEFICIENCY),
         January 1, 1997                     $ (108,726)      $1,943,093      $1,834,367

         Net income for the nine months
         ended September 30, 1997                 2,219          219,660         221,879
                                             ----------       ----------      ----------

EQUITY (DEFICIENCY),
         September 30, 1997                  $ (106,507)      $2,162,753      $2,056,246
                                             ==========       ==========      ==========






   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                1997             1996
                                                              ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                           $ 221,879       $ 411,684
         Adjustments to reconcile net income to net cash
         provided by operating activities:
         Equity in income of limited partnerships
         and amortization of acquisition costs                 (249,900)       (333,000)
         Decrease in accrued fees and
         expenses due general partner                            (4,495)        (69,495)
         Increase (Decrease) in accounts payable                 34,315          (2,083)
                                                              ---------       ---------

         Net cash provided by operating activities                1,799           7,106
                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital contributions/recoveries                        (8,710)             --
         Distributions from limited partnership
             recognized as return of capital                     36,481          36,481
                                                              ---------       ---------

         Net cash provided by investing activities               27,771          36,481
                                                              ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        29,570          43,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  376,976         250,570
                                                              ---------       ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 406,546       $ 294,157
                                                              =========       =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

       The following is a summary of the investments in limited partnerships for the nine months ended September 30, 1997:

       Balance, beginning of period                           $ 2,486,997
       Capital contribution/recoveries                              8,710
       Amortization acquisition costs                              (2,100)
       Cash distribution recognized as return of capital          (36,481)
       Equity in income of limited partnerships                   252,000
                                                              -----------
       Balance, end of period                                 $ 2,709,126
                                                              ===========

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

       The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:


                           Nine months    Three months      Nine months    Three months
                              ended         ended            ended            ended
                         Sept. 30, 1997  Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                         --------------  --------------   --------------  --------------
REVENUES
    Rental and other      $12,714,000      $ 4,238,000      $12,414,000      $ 4,138,000
                          -----------      -----------      -----------      -----------

EXPENSES
    Depreciation            1,959,000          653,000        2,007,000          669,000
    Interest                3,702,000        1,234,000        3,582,000        1,194,000
    Operating               6,627,000        2,209,000        6,609,000        2,203,000
                          -----------      -----------      -----------      -----------

                           12,288,000        4,096,000       12,198,000        4,066,000
                          -----------      -----------      -----------      -----------

NET INCOME                $   426,000      $   142,000      $   216,000      $    72,000
                          ===========      ===========      ===========      ===========

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $24,149 for the nine months ended September 30, 1997.

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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $17,800 and $17,600, for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

       As of September 30, 1997, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

                               SEPTEMBER 30, 1997

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

    The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $24,149 for the nine months ended September 30, 1997.

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS (CONTINUED)

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


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


                                    REAL ESTATE ASSOCIATES LIMITED (a California limited partnership)


                                    By: National Partnership Investments Corp.
                                        General Partner




                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                     Date:
                                        ----------------------------------------




                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                     Date:
                                        ----------------------------------------