Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1998-04-15
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                     0-09262
                                     -------

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


                                  Yes [X]  No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.        BUSINESS:

Real Estate Associates Limited ("REAL" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 15, 1977. On October 27, 1978, REAL offered 16,500 Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.

The general partners of Real Estate Associates Limited are Charles H. Boxenbaum, an individual residing in California, and National Partnership Investments Corp. ("NAPICO"), a California Corporation (the Corporate General Partner). The business of REAL is conducted primarily by NAPICO.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

REAL holds limited partnership interests in eighteen local limited partnerships as of December 31, 1997. Each of these limited partnerships owns a single low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1997, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 1997, of the projects owned by local limited partnerships in which REAL is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 1997



                                                               Units Authorized
                                                                  For Rental
                                                               Assistance Under
                                                                 Section 8 or
                                                                  Other Rent
                                             No. of               Supplement                 Units            Percentage of
Name & Location                               Units                 Program                Occupied            Total Units
---------------                               -----                 -------                --------            -----------
Bedford House                                  48                     48/  0                   48                  100%
Falmouth, KY

Belleville Manor                               32                     32/  0                   31                   97%
Marion, KY

Bethel Towers                                 146                     93/ 53                  145                   99%
Detroit, MI

Cherry Hill Place                             186                    186/  0                  180                   97%
Inkster, MI

Chidester Place                               151                     151/ 0                  140                   93%
Ypsilanti, MI

Clinton Apts.                                  32                     32/  0                   25                   78%
Clinton, KY

East Central Twrs                             166                    166/  0                  156                   94%
Fort Wayne, IN

Gadsden Towers (Daugette Towers)              101                    101/  0                  101                  100%
Gadsden, AL

Norristown Housing                            175                    175/  0                  175                  100%
for the Elderly
Norristown, PA

Northwood Village                              72                     72/  0                   72                  100%
Emporia, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)



                                                   Units Authorized
                                                      For Rental
                                                    Assistance Under
                                                      Section 8 or
                                                       Other Rent
                                  No. of               Supplement                Units            Percentage of
Name & Location                    Units                 Program                Occupied           Total Units
---------------                    -----                 -------                --------           -----------
Park View Apts.                     97                    97/  0                   97                  100%
Sacramento, CA

Ridgeview Estates                   32                     0/ 32                   30                   94%
Lewisburg, W. VA.

Ridgewood/LaLoma                    75                    75/  0                   75                  100%
Sacramento, CA

Riverside Towers                   200                   200/  0                  200                  100%
Medford, MA

Van Nuys Bldg.                     299                   299/  0                  296                   99%
Los Angeles, CA

Wedgewood Village                   32                     0/ 32                   32                  100%
Ripley, W. VA

W. Lafayette Apts.                  49                    49/  0                   46                   94%
W. Lafayette, OH

Williamson Towers                   76                    76/  0                   75                   99%
Williamson, W. VA
                                ------                  --------                -----                -----

                                 1,969                  1852/117                1,924                   98%
                                ======                  ========                =====

ITEM 2.        PROPERTIES:

Through its investments in local limited partnerships, REAL holds interests in various multi-family rental properties. See Item 1 and Schedule for information pertaining to these properties.


ITEM 3.        LEGAL PROCEEDINGS:

As of December 31, 1997, REAL's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 1,108 registered holders of units in REAL. Distributions have not been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.        SELECTED FINANCIAL DATA:



                                                      Year Ended December 31,
                               -------------------------------------------------------------------
                                   1997         1996          1995           1994          1993
                               -----------   -----------   -----------   -----------   -----------
Loss from Operations           $  (622,278)  $  (490,373)  $  (490,021)  $  (462,078)  $  (483,950)

Distributions from Limited
   Partnerships Recognized
   as Income                       587,078       465,403     1,373,243       321,584       590,286

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs              (204,940)      177,874       384,476       226,840       317,720
                               -----------   -----------   -----------   -----------   -----------

Net Income (Loss)              $  (240,140)  $   152,904   $ 1,267,698   $    86,346   $   424,056
                               ===========   ===========   ===========   ===========   ===========

Net Income (Loss) per limited
   Partnership Interest        $       (15)  $         9   $        77   $         5   $        26
                               ===========   ===========   ===========   ===========   ===========



Total assets                   $ 1,864,839   $ 2,863,973   $ 2,715,836   $ 2,491,676   $ 2,318,253
                               ===========   ===========   ===========   ===========   ===========

Investments in Limited
   Partnerships                $ 1,319,976   $ 2,486,997   $ 2,191,335   $ 1,843,340   $ 1,643,500
                               ===========   ===========   ===========   ===========   ===========

Accrued Fees and Expenses
   Due General Partner         $   181,333   $ 1,021,677   $ 1,014,337   $ 1,396,997   $ 1,989,657
                               ===========   ===========   ===========   ===========   ===========

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

At December 31, 1997, the Partnership has investments in 18 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 50% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The Partnership has a positive investment balance in only two local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the 18 local limited partnerships that was allocated to the Partnership was $226,000, $420,000 and $380,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $(204,940), $177,874 and $384,476 for the years ended December 31, 1997, 1996 and 1995, respectively. Both local partnerships with positive investment balances generated income to the Partnership in 1996 and 1995. However, one of the local partnerships which generated income to the Partnership of $230,000 and $203,000 in 1996 and 1995, respectively, generated a loss of $272,000 in 1997. The local partnership incurred a loss in 1997 due to debt retirement and financing costs of $477,000 incurred in connection with the refinancing of its mortgage payable. This local partnership, using funds released from restricted escrow accounts, made a cash distribution of $965,000 to the Partnership, which reduced the investment balance in that partnership. It allowed the Partnership to pay down the accrued fees and expenses due general partner, which were $181,333 and $1,021,677 at December 31, 1997 and 1996, respectively. In addition, during the year ended December 31, 1996, the Partnership contributed $154,270 to three local limited partnerships in which it did not have an investment balance, thereby allowing the Partnership to recognize a loss from those partnerships in that amount. This reduced the income recognized from the partnerships with positive investment balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,931,591 and $12,317,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $587,078, $465,403 and $1,373,243 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. The increase in distributions from local partnerships in 1995 relates to the Partnership's investment in Van Nuys Associates. In 1994, the Partnership received a cash distribution from Van Nuys Associates in the amount of $672,626. The distribution was in part the result of a settlement for rent subsidy payments from prior periods awarded to a group of property owners (including Van Nuys Associates) who participated in a lawsuit against the U.S. Department of Housing and Urban Development ("HUD"). HUD demanded the return of a substantial portion of these funds based on the 9th Circuit Court's decision to overturn the injunctions granted against HUD. As a result, the distribution was recorded as a liability at December 31, 1994. Van Nuys Associates engaged Alexander Consultants Inc. ("ACI") to review the demand by HUD and perform an independent accounting of the amounts due pursuant to the 9th Circuit Court's decision. Based on ACI's findings, HUD agreed that the local partnership would be required to pay HUD only $489,039, over the remaining seven year term of the Housing Assistance Payments Contract. Since the Partnership does not have an obligation to return the distribution and the Partnership's investment account in Van Nuys Associates has been reduced to zero, the distribution of $672,626 was recognized as income in 1995. This accounts for the significant increase in 1995 in distributions from limited partnerships recognized as income.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $544,863, $376,976 and $250,570, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $16,000, $16,000 and $8,800 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner. Should the Partnership complete the sale of interests, its obligations may be reduced and a distribution of cash may be disbursed to the partners.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1997, management fees have remained constant at $407,340 for each of these years.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $119,589 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $54,950, $52,552 and $53,400 for the years ended December 31, 1997, 1996 and 1995, respectively. Administrative expenses were $182,265, $48,007 and $49,416 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $24,279, $22,039 and $20,617 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, included in administrative expenses in 1997 is $119,589 in expenses, approximately $76,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned proposed third-party review of the properties owned by local partnership.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1996, 1995 and 1994. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 18 local partnerships has remained fairly constant, and was $16,935,000, $16,955,000 and $16,566,000 for the years ended December 31,
1997, 1996 and 1995, respectively. The fluctuations in total rental revenue are primarily accounted for by the changes in revenue for Van Nuys Associates, one of the limited partnerships in which the Partnership has an investment. Revenue for Van Nuys Associates was $3,455,082, $3,446,000 and $3,162,000 in 1997, 1996 and
1995, respectively. In 1993, Van Nuys Associates was awarded, as a result of litigation with HUD, a $309,000 retroactive housing assistance payment from HUD, which was received and recognized as income in 1993. The award was reversed upon appeal by HUD in 1995, and revenue was reduced by $365,000 in 1995 to reflect the settlement amount due HUD.

Total expenses for the 18 local partnerships remained fairly consistent, and were $16,637,000, $16,384,000 and $16,246,000 for the years ended December 31,
1997, 1996 and 1995, respectively. Expenses increased in 1997 as a result one local partnership incurring $477,000 in debt retirement and financing costs in connection with the refinancing of its mortgage payable.

The total net income for the 18 local partnerships for 1997, 1996 and 1995 aggregated $298,000, $571,000 and $320,000, respectively. The income allocated to the Partnership was $226,000, $420,000 and $380,000 for 1997, 1996 and 1995,
respectively. Net income was lower in 1995 than in 1996 as a result of the aforementioned settlement for retroactive housing assistance payments from HUD relating to Van Nuys Associates. Net income was lower in 1997 than in 1996 as a result of the aforementioned increase in expenses.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment, concurrent inflation, and changing legislation could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)


We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 10 percent and 4 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represent 5 percent, 17 percent and 8 percent of the total net (loss) income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                    [RESNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partner
Cherry Hill Limited Dividend Housing Association
Inkster, Michigan


     We have audited the accompanying balance sheet of Cherry Hill Limited Dividend Housing Association, (a limited partnership), as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherry Hill Limited Dividend Housing Association, as of December 31, 1997, and the results of its operations, the changes in partners' capital, and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                 /s/  REZNICK FEDDER & SILVERMAN
                                ------------------------------------


Atlanta, Georgia
January 15, 1998

                         [COOPERS & LYBRAND LETTERHEAD]

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

/s/ COOPER & LYBRAND L.L.P.
---------------------------

Detroit, Michigan
February 1, 1997

                         [COOPERS & LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Cherry Hill Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Cherry Hill Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 559, as of December 31, 1995 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherry Hill Limited Dividend Housing Association as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1996 on our consideration of Cherry Hill Limited Dividend Housing Association's internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

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

We have previously audited and expressed an unqualified opinion on the basic financial statements of Cherry Hill Limited Dividend Housing Association for the years 1990 through 1994. The supplemental data included on page 14, relating to the years 1990 through 1995, is fairly stated, in all material respects, in relation to the basic financial statements form which it has been derived. The data on page 14 for the years 1980 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operations and whose report, dated January
17, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 1, 1996

                         [ERNST & YOUNG LLP LETTERHEAD]




                         Report of Independent Auditors


Partners
Emporia Limited

We have audited the accompanying balance sheets of Emporia Limited (a Virginia Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emporia Limited at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 23, 1998, on our consideration of Emporia Limited's internal control structure and a report dated January 23, 1998, on its compliance with laws and regulations.


                                                /s/ ERNST & YOUNG LLP


Winston-Salem, North Carolina
January 23, 1998

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

                                                     /s/ ERNST & YOUNG L.L.P.


Winston-Salem, North Carolina
January 24, 1997

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                        1997          1996
                                                    -----------   -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $ 1,319,976   $ 2,486,997

CASH AND CASH EQUIVALENTS (Note 1)                      544,863       376,976
                                                    -----------   -----------

     TOTAL ASSETS                                   $ 1,864,839   $ 2,863,973
                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:
Accounts payable (Note 3)                           $    89,279   $     7,929
Accrued fees and expenses due
general partner (Notes 3 and 6)                         181,333     1,021,677
                                                    -----------   -----------

                                                        270,612     1,029,606
                                                    -----------   -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
 General partners                                      (111,127)     (108,726)
 Limited partners                                     1,705,354     1,943,093
                                                    -----------   -----------

                                                      1,594,227     1,834,367
                                                    -----------   -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $ 1,864,839   $ 2,863,973
                                                    ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                         RESIDENTIAL ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                     1997          1996          1995
                                                  -----------   -----------   -----------
INTEREST AND OTHER INCOME                         $    22,277   $    17,526   $    20,135
                                                  -----------   -----------   -----------

OPERATING EXPENSES:
      Legal and accounting                             54,950        52,552        53,400
      Management fees - general partner (Note 3)      407,340       407,340       407,340
      Administrative  (Note 3)                        182,265        48,007        49,416
                                                  -----------   -----------   -----------

                  Total operating expenses            644,555       507,899       510,156
                                                  -----------   -----------   -----------

LOSS FROM OPERATIONS                                 (622,278)     (490,373)     (490,021)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                 587,078       465,403     1,373,243

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                  (204,940)      177,874       384,476
                                                  -----------   -----------   -----------

NET (LOSS) INCOME                                 $  (240,140)  $   152,904   $ 1,267,698
                                                  ===========   ===========   ===========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)               $       (15)  $         9   $        77
                                                  ===========   ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                        General        Limited
                                       Partners        Partners        Total
                                      -----------    -----------    -----------
EQUITY (DEFICIENCY),
             January 1, 1995          $  (122,932)   $   536,697    $   413,765

      Net income for 1995                  12,677      1,255,021      1,267,698
                                      -----------    -----------    -----------

EQUITY (DEFICIENCY),
           December 31, 1995             (110,255)     1,791,718      1,681,463

      Net income for 1996                   1,529        151,375        152,904
                                      -----------    -----------    -----------

EQUITY (DEFICIENCY),
           December 31, 1996             (108,726)     1,943,093      1,834,367

      Net loss for 1997                    (2,401)      (237,739)      (240,140)
                                      -----------    -----------    -----------

EQUITY (DEFICIENCY),
           December 31, 1997          $  (111,127)   $ 1,705,354    $ 1,594,227
                                      ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997           1996         1995
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income                                $  (240,140)  $   152,904   $ 1,267,698
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Equity in (loss) income of limited partnerships
        and amortization of acquisition costs                204,940      (177,874)     (384,476)
        Increase (decrease) in accrued fees and
        expenses due general partner                        (840,344)        7,340      (382,660)
        Increase (decrease) in accounts payable               81,350       (12,107)       11,749
        Decrease in deferred distribution                       --            --        (672,627)
        Increase (decrease) in receivables from
        limited partnerships                                    --         148,931       (32,306)
                                                         -----------   -----------   -----------

        Net cash provided by (used in)
        operating activities                                (794,194)      119,194      (192,622)
                                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in short term investments                      --         125,000          --
        Distributions from limited partnership
        recognized as return of capital                      974,165        36,482        36,481
        Capital contribution to limited partnerships         (12,084)     (154,270)         --
                                                         -----------   -----------   -----------

        Net cash provided by investing
               activities                                    962,081         7,212        36,481
                                                         -----------   -----------   -----------


NET INCREASE (DECREASE) IN CASH
    CASH EQUIVALENTS                                         167,887       126,406      (156,141)

CASH AND CASH EQUIVALENTS,
        beginning of year                                    376,976       250,570       406,711
                                                         -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
              end of year                                $   544,863   $   376,976   $   250,570
                                                         ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), a wholly owned subsidiary of Casden Investment Corp., the corporate general partner, and Charles H. Boxenbaum, CEO of NAPICO.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



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

           Cash and Cash Equivalents

           Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

           Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in aggregate approximately $11,931,591 and $12,317,000 as of December 31, 1997 and 1996, respectively.

           Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                       1997           1996
           Investment balance, beginning of year                   $ 2,486,997   $ 2,191,335
           Capital contribution                                         12,084       154,270
           Equity in (loss) income of limited partnerships            (202,154)      180,660
           Amortization of capitalized acquisition costs and fees       (2,786)       (2,786)
           Cash distributions recognized as return of capital         (974,165)      (36,482)
                                                                   -----------   -----------

           Investment balance, end of year                         $ 1,319,976   $ 2,486,997
                                                                   ===========   ===========


           The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

           Selected financial information from the combined financial statements of the limited partnerships at December 31, 1997 and 1996 and for each of three years in the period ended December 31, 1997 is as follows:

                                 Balance Sheets
                                                           1997       1996
                                                            (in thousands)
           Land and buildings, net                       $ 33,338   $ 34,996
                                                         ========   ========

           Total assets                                  $ 46,549   $ 49,128
                                                         ========   ========

           Mortgages payable                             $ 63,212   $ 66,196
                                                         ========   ========

           Total liabilities                             $ 68,216   $ 68,748
                                                         ========   ========

           Deficiency of Real Estate Associates Limited  $(17,108)  $(15,743)
                                                         ========   ========

           Deficiency of other partners                  $ (4,559)  $ (3,877)
                                                         ========   ========

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997






2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                                       1997     1996       1995
                                                     -------   -------   -------
                                                         (in thousands)
           Total revenues                            $16,935   $16,955   $16,566
                                                     =======   =======   =======

           Interest expense                          $ 4,533   $ 4,935   $ 4,774
                                                     =======   =======   =======

           Depreciation and amortization             $ 2,653   $ 2,610   $ 2,679
                                                     =======   =======   =======

           Total expenses                            $16,637   $16,384   $16,246
                                                     =======   =======   =======

           Net income                                $   298   $   571   $   320
                                                     =======   =======   =======

           Net income allocable to the Partnership   $   226   $   420   $   380
                                                     =======   =======   =======


           NAPICO, or one of its affiliates, is the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $210,908, $206,629 and $215,133 in 1997,
           1996 and 1995, respectively. The following sets forth significant data for the partnerships, in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:



                                                            1997        1996        1995
                                                          --------    --------    --------
                                                                  (in thousands)
           Total assets                                   $ 16,309    $ 17,025
                                                          ========    ========

           Total liabilities                              $ 25,275    $ 25,477
                                                          ========    ========

           Deficiency of Real Estate Associates Limited   $ (8,598)   $ (8,111)
                                                          ========    ========

           Deficiency of other partners                   $   (369)   $   (341)
                                                          ========    ========

           Total revenue                                  $  4,215    $  4,205    $  3,922
                                                          ========    ========    ========

           Net loss                                       $   (346)   $   (454)   $   (768)
                                                          ========    ========    ========


          In certain cases, the Partnership is making contributions to fund deficits at the limited partnerships.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

           As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $119,589 for the year ended December 31, 1997.

           A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

           The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

           A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

           As of December 31, 1997, the fees and expenses due NAPICO exceeded the Partnership's cash. NAPICO, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

           The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $24,279, $22,039 and $20,617 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

4.         CONTINGENCIES

           The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

           The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

7.         FOURTH QUARTER ADJUSTMENT

           The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $455,000, between the estimated nine-month equity in income and the actual 1997 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           Year Ended December 31, 1997
                                    ----------------------------------------------------------------------
                                                                  Cash          Equity
                                       Balance     Capital       Distri-          In          Balance
                                      January      Contri-       butions        Income        December
Limited Partnerships                  1, 1997      butions       Received       (Loss)        31, 1997
                                    -----------  -----------   -----------   -----------   ---------------

  Bedford House                     $            $             $             $             $

  Belleville Manor Apts.

  Benroe, Ltd. (Wedgewood)

  Bethel Towers, Ltd.

  Cherry Hill, Ltd.                   2,222,749                   (964,684)     (272,434)      985,631
  Dividend Housing Assn.

  Chidester Place, Ltd.
  Dividend Housing Assn.

  Clinton Apts., Ltd.

  East Central Towers Associates
  Emporia, Ltd. (Northwood)             264,248                     (9,481)       79,578       334,345

  Gadsden Towers, Ltd.

  LaLoma Assoc., Ltd.

  Parkview Assoc.

  Pennsylvania Assoc. (Norristown)

  Riverside Towers Assoc.

  Roebern, Ltd. (Ridgeview)                           12,084                     (12,084)

  Van Nuys Assoc.

  West Lafayette, Ltd.

  Williamson Towers, Ltd.

                                    -----------  -----------   -----------   -----------   ---------------
                                    $ 2,486,997  $    12,084   $  (974,165)  $  (204,940)  $     1,319,976
                                    ===========  ===========   ===========   ===========   ===============

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                 Year Ended December 31, 1996
                                -----------------------------------------------------------------
                                                              Cash
                                   Balance    Capital        Distri-       Equity       Balance
                                   January    Contri-        butions         in        December
Limited Partnerships              1, 1996     butions       Received    Income/(Loss)  31, 1996
                                ==========   ==========    ==========   ============= ===========

  Bedford House, Ltd.           $            $             $             $            $

  Belleville Manor Apts. Ltd.

  Bernroe, Ltd. (Wedgewood)                      55,392                     (55,392)

  Bethel Towers, Ltd.

  Cherry Hill, Ltd.
  Dividend Housing Assn.         2,019,420                    (27,000)      230,330     2,222,750

  Chidester Place, Ltd.
  Dividend Housing Assn.

  Clinton Apts., Ltd.

  East Central Towers
   Associates

  Emporia Ltd. (Northwood)         171,915                     (9,482)      101,814       264,247

  Gadsden Towers, Ltd.

  LaLoma Assoc., Ltd.

  Parkview Assoc.

  Pennsylvania Assoc.
  (Norristown)

  Riverside Towers Assoc.

  Roebern, Ltd.
  (Ridgeview)                                    72,878                     (72,878)

  Van Nuys Assoc.

  West Lafayette, Ltd.                           26,000                     (26,000)
                                ==========   ==========    ==========    ==========   ===========
  Williamson Towers, Ltd.

                                $2,191,335   $  154,270    $  (36,482)   $  177,874   $ 2,486,997
                                ==========   ==========    ==========    ==========   ===========

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    Year Ended December 31, 1995
                                ---------------------------------------------------------------------
                                                                Cash
                                  Balance       Capital        Distri-        Equity       Balance
                                  January       Contri-        butions         in          December
Limited Partnerships              1, 1995       butions        Received    Income/(Loss)   31, 1995
                                ===========   ===========    ===========   =============  ===========

  Bedford House, Ltd.           $             $              $              $             $

  Belleville Manor Apts. Ltd.

  Bernroe, Ltd. (Wedgewood)

  Bethel Towers, Ltd.

  Cherry Hill, Ltd.
  Dividend Housing Assn.          1,843,340                      (27,000)       203,080     2,019,420

  Chidester Place, Ltd.
  Dividend Housing Assn.

  Clinton Apts., Ltd.

  East Central Towers
   Associates

  Emporia Ltd. (Northwood)               --                       (9,481)       181,396       171,915

  Gadsden Towers, Ltd.

  LaLoma Assoc., Ltd.

  Parkview Assoc.

  Pennsylvania Assoc.
  (Norristown)

  Riverside Towers Assoc.

  Roebern, Ltd.
  (Ridgeview)

  Van Nuys Assoc.

  West Lafayette, Ltd.
                                ===========   ===========    ===========    ===========   ===========
  Williamson Towers, Ltd.
                                $ 1,843,340   $      --      $   (36,481)   $   384,476   $ 2,191,335
                                ===========   ===========    ===========    ===========   ===========

                                                                       SCHEDULE
                                                                    (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                         REAL ESTATE ASSOCIATES LIMITED            SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1997

                                                               Buildings, Furnishings
                                                               & Equipment - Initial
                                                                Cost to Partnership
                              Number    Outstanding             and Amount Carried
                                of       Mortgage                   at Close of                     Accumulated    Construction
Partnership/Location         Units         Loan         Land            Year            Total       Depreciation      Period
--------------------         ------     -----------     ----   ---------------------    -----       ------------   ------------
The Bedford House, Ltd.         48      $1,105,974     $22,055      $1,263,745        $1,285,800     $   893,953     1978-1979
 Pendleton Co, KY
Belleville Manor, Ltd.          32         568,162          --         723,136           723,136         436,865     1978-1979
 Benton, KY
Bethel Towers, Ltd.            146       3,258,013      67,400       4,042,766         4,110,166       2,950,664     (A)
 Detroit, MI
Cherry Hill, Ltd.              186       5,734,129     448,460       7,745,027         8,193,487       4,415,018     1978-1980
Dividend Housing Assn.
 Southfield, MI
Chidester Place, Ltd.          151       3,435,000     180,130       4,642,500         4,822,630       3,077,747     1979-1980
 Ypsilanti, MI
Clinton Apts. Ltd.              32         367,450          --         656,049           656,049         517,472     1977-1980
 Calvert City, KY
East Central Twrs. Ass.        166       3,915,753      37,600       4,862,486         4,900,086       2,816,351     1979-1980
 Fort Wayne, IN
Gadsden Towers, Ltd.           101       1,966,934      51,700       3,122,317         3,174,017       2,580,952     1978-1980
 Knoxville, TN
Pennsylvania Assoc.            175       5,529,604      49,400       8,158,908         8,208,308       5,876,867     1978-1980
 (Norristown)
 Montgomery Co., PA
Emporia, Ltd. (Northwood)       72       1,300,765      39,500       2,361,505         2,401,005       1,784,818     1978-1980
 Greensville Co., VA
Parkview Assoc., Ltd.           97       3,247,742     424,196       3,528,490         3,952,686       2,745,275     1979-1980
 Sacramento, CA
Roebern, Ltd. (Ridgeview)       32         663,814      26,000       1,005,309         1,031,309         818,560     1978-1979
 Columbus, OH
LaLoma Assoc., Ltd.             75       2,346,189     226,729       2,649,689         2,876,418       2,023,299     1979-1980
 Sacramento, CA
Riverside Towers, Assoc.       200       7,496,265     230,264      10,782,186        11,012,450       7,344,958     1979-1980
 Medford, MA
Van Nuys Assoc.                299      18,159,396     700,000      23,375,878        24,075,878      11,801,571     1980-1983
 Los Angeles, CA
Bernroe, Ltd. (Wedgewood)       32         652,439      45,000       1,035,966         1,080,966         849,169     1978-1979
 Columbus, OH
West Lafayette, Ltd.            49         966,410      35,000       1,255,470         1,290,470         953,846     1979-1980
 West Lafayette, OH
Williamson Towers, Ltd.         76       2,497,594          --       3,221,507         3,221,507       1,791,207     1979-1981
 Minroe Co. WV
                             -----     -----------  ----------     -----------       -----------     -----------
TOTAL                        1,969     $63,211,633  $2,583,434     $84,432,934       $87,016,368     $53,678,592
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

                                                                    SCHEDULE III
                                                                    (Continued)



                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1997


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

         3.       Investments in property and equipment:



                                                      Buildings,
                                                     Furnishings
                                                        And
                                           Land       Equipment      Total
                                       -----------   -----------  -----------
Balance at January 1, 1995             $ 2,719,613   $81,895,708  $84,615,321

Net additions during 1995                   22,483       853,540      876,023
                                       -----------   -----------  -----------

Balance at December 31, 1995             2,742,096    82,749,248   85,491,344

Net additions (deletions) during 1996     (158,662)      778,322      619,660
                                       -----------   -----------  -----------

Balance at December 31, 1996             2,583,434    83,527,570   86,111,004

Net additions during 1997                     --         905,364      905,364
                                       -----------   -----------  -----------

Balance at December 31, 1997           $ 2,583,434   $84,432,934  $87,016,368
                                       ===========   ===========  ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1997



                                                                      Buildings,
                                                                     Furnishings
                                                                         And
                                                                     Equipment
                                                                     -----------
Accumulated Depreciation:

Balance at January 1, 1995                                           $46,016,433

Net additions during 1995                                              2,611,487
                                                                     -----------

Balance at December 31, 1995                                          48,627,920

Net additions during 1996                                              2,486,680
                                                                     -----------

Balance at December 31, 1996                                          51,114,600

Net additions during 1997                                              2,563,992
                                                                     -----------

Balance at December 31, 1997                                         $53,678,592
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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

An affiliate of the Corporate General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $407,340 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $24,279, $22,039 and $20,617 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in five of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $210,908, $206,629 and $215,133 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and
(v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K:



FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real estate and accumulated depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED

By:    NATIONAL PARTNERSHIP INVESTMENTS CORP.
       General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance