Form 10-Q
period 1998-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1998-05-20
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-09262

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets, March 31, 1998 and December 31, 1997 .................... 1

              Statements of Operations,
                  Three Months Ended March 31, 1998 and 1997 .......................... 2

              Statement of Partner's Equity (Deficiency),
                  Three Months Ended March 31, 1998 ................................... 3

              Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997 .......................... 4

              Notes to Financial Statements ........................................... 5

      Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...........................10


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings .......................................................12

      Item 6. Exhibits and Reports on Form 8-K ........................................12

      Signatures ......................................................................13

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                        1998               1997
                                                      (Unaudited)        (Audited)
                                                     -----------         -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $ 1,387,528         $ 1,319,976

CASH AND CASH EQUIVALENTS (Note 1)                       344,130             544,863
                                                     -----------         -----------

        TOTAL ASSETS                                 $ 1,731,658         $ 1,864,839
                                                     ===========         ===========


             LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Accounts payable (Note 3)                        $    99,858         $    89,279
    Accrued fees and expenses due
      general partner (Notes 3 and 6)                    101,835             181,333
                                                     -----------         -----------

                                                         201,693             270,612
                                                     -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                    (111,770)           (111,127)
    Limited partners                                   1,641,735           1,705,354
                                                     -----------         -----------

                                                       1,529,965           1,594,227
                                                     -----------         -----------

        TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 1,731,658         $ 1,864,839
                                                     ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                           1998              1997
                                                        ---------         ---------

INTEREST AND OTHER INCOME                               $   3,828         $   9,741
                                                        ---------         ---------

OPERATING EXPENSES:
      Legal and accounting                                 23,290            16,817
      Management fees - general partner (Note 3)          101,835           101,835
      Administrative  (Note 3)                             61,681            13,060
                                                        ---------         ---------

             Total operating expenses                     186,806           131,712
                                                        ---------         ---------

LOSS FROM OPERATIONS                                     (182,978)         (121,971)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      47,416            61,206

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                        71,300            83,300
                                                        ---------         ---------

NET (LOSS) INCOME                                       $ (64,262)        $  22,535
                                                        =========         =========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $      (4)        $       1
                                                        =========         =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                          General             Limited
                                          Partners            Partners              Total
                                         -----------         -----------         -----------

PARTNERSHIP INTERESTS                                            16,505
                                                            ===========


EQUITY (DEFICIENCY),
      January 1, 1998                    $  (111,127)        $ 1,705,354         $ 1,594,227

    Net loss for the three months
    ended March 31, 1998                        (643)            (63,619)            (64,262)
                                         -----------         -----------         -----------

EQUITY (DEFICIENCY),
       March 31, 1998                    $  (111,770)        $ 1,641,735         $ 1,529,965
                                         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                1998              1997
                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                      $ (64,262)        $  22,535
      Adjustments to reconcile net income to net cash
      used in operating activities:
      Equity in income of limited partnerships
      and amortization of acquisition costs                    (71,300)          (83,300)
      Increase (decrease) in accrued fees and
      expenses due general partner                             (79,498)           16,835
      Decrease in accounts payable                              10,579            (2,514)
                                                             ---------         ---------

      Net cash used in operating activities                   (204,481)          (46,444)
                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnership
      recognized as return of capital                            9,481             9,481
      Capital contribution to limited partnerships              (5,733)               --
                                                             ---------         ---------

      Net cash provided by investing activities                  3,748             9,481
                                                             ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (200,733)          (36,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 544,863           376,976
                                                             ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 344,130         $ 340,013
                                                             =========         =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             GENERAL

             The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1997 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

             In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.

             The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan I. Casden.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 18 limited partnerships. The limited partnerships own residential low income rental projects consisting of 1,969 apartment units. The mortgage loans of these projects are insured by the United States Department of Housing and Urban Development ("HUD") or state governmental agencies.

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

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

      Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

      The following is a summary of the investments in limited partnerships for the three months ended March 31, 1998:

      Balance, beginning of period                             $ 1,319,976
      Capital contribution                                           5,733
      Amortization acquisition costs                                  (700)
      Cash distribution recognized as return of capital             (9,481)
      Equity in income of limited partnerships                      72,000
                                                               -----------
      Balance, end of period                                   $ 1,387,528
                                                               ===========

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1998 and 1997 for the limited partnerships in which the Partnership has investments:


                               Three months       Three months
                                    ended             ended
                                March 31, 1998    March 31, 1997
                                  ----------        ----------
      REVENUES
          Rental and other        $4,234,000        $4,238,000
                                  ----------        ----------

      EXPENSES
          Depreciation               663,000           652,000
          Interest                 1,133,000         1,234,000
          Operating                2,363,000         2,210,000
                                  ----------        ----------

                                   4,159,000         4,096,000
                                  ----------        ----------
      NET INCOME                  $   75,000        $  142,000
                                  ==========        ==========

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

    Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

    As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $171,000 through March 31, 1998, including approximately $51,000 for the three months ended March 31, 1998.

    A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

    The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

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

    The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $6,069 and $5,400, for the three months ended March 31, 1998 and 1997, respectively, and is included in administrative expenses.

    As of March 31, 1998, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998

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

    Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $171,000 through March 31, 1998, including approximately $51,000 in general and administrative expenses for the three months ended March 31, 1998.

    A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

    The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

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

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998

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


                             REAL ESTATE ASSOCIATES LIMITED
                             (a California limited partnership)


                             By: National Partnership Investments Corp. General Partner


                                    /s/ BRUCE NELSON
                                    --------------------------------------
                                    Bruce Nelson
                                    President


                             Date:  May 18, 1998
                                    --------------


                                    /s/ CHARLES H. BOXENBAUM
                                    ---------------------------------------
                                    Charles H. Boxenbaum
                                    Chief Executive Officer


                             Date:  May 18, 1998
                                    --------------