Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1998-08-18
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

        Item 1.Financial Statements

               Balance Sheets, June 30, 1998 and December 31, 1997 ...............1

               Statements of Operations,
                      Six and Three Months Ended June 30, 1998 and 1997 ..........2

               Statement of Partner's Equity (Deficiency),
                      Six Months Ended June 30, 1998..............................3

               Statements of Cash Flows
                      Six Months Ended June 30, 1998 and 1997 ....................4

               Notes to Financial Statements .....................................5

        Item 2.Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ...............11


PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.................................................13

        Item 6.Exhibits and Reports on Form 8-K .................................13

        Signatures...............................................................14


                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                            1998
                                                        (Unaudited)            1997
                                                        -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $ 1,458,828         $ 1,319,976

CASH AND CASH EQUIVALENTS (Note 1)                          397,950             544,863
                                                        -----------         -----------

   TOTAL ASSETS                                         $ 1,856,778         $ 1,864,839
                                                        ===========         ===========


                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable (Note 3)                             $   100,595         $    89,279
  Accrued fees and expenses due
    general partner (Notes 3 and 5)                         203,670             181,333
                                                        -----------         -----------

                                                            304,265             270,612
                                                        -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
  General partners                                         (111,545)           (111,127)
  Limited partners                                        1,644,058           1,705,354
                                                        -----------         -----------

                                                          1,552,513           1,594,227
                                                        -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 1,856,778         $ 1,864,839
                                                        ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                        Six months      Three months       Six months       Three months
                                                          ended            ended             ended             ended
                                                      June 30, 1998     June 30, 1998     June 30, 1997    June 30, 1997
                                                      -------------     -------------     -------------    -------------
INTEREST AND OTHER INCOME                               $   7,342         $   3,514         $  13,544         $   3,804
                                                        ---------         ---------         ---------         ---------

OPERATING EXPENSES:
      Legal and accounting                                 52,035            28,745            27,468            17,402
      Management fees - general partner (Note 3)          203,670           101,835           203,670           101,835
      Administrative (Notes 2 and 3)                      142,992            81,311            34,766            14,955
                                                        ---------         ---------         ---------         ---------

                Total operating expenses                  398,697           211,891           265,904           134,192
                                                        ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                     (391,355)         (208,377)         (252,360)         (130,388)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     207,041           159,625           131,025            69,819

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                       142,600            71,300           166,600            83,300
                                                        ---------         ---------         ---------         ---------

NET (LOSS) INCOME                                       $ (41,714)        $  22,548         $  45,265         $  22,731
                                                        =========         =========         =========         =========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $      (3)        $       1         $       3         $       1
                                                        =========         =========         =========         =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                          General            Limited
                                          Partners           Partners           Total
                                         ----------         ----------        ----------
PARTNERSHIP INTERESTS                                           16,505
                                                            ==========


EQUITY (DEFICIENCY),
      January 1, 1998                    $ (111,127)        $1,705,354        $1,594,227

      Net loss for the six months
      ended June 30, 1998                       451            (41,297)          (41,714)
                                         ----------         ----------        ----------

EQUITY (DEFICIENCY),
      June 30, 1998                      $ (111,545)        $1,664,058        $1,552,513
                                         ==========         ==========        ==========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                                 1998              1997
                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                      $ (41,714)        $  45,265
       Adjustments to reconcile net income to net cash
         used in operating activities:
          Equity in income of limited partnerships
            and amortization of acquisition costs              (142,600)         (166,600)
          Increase in accrued fees and expenses
            due general partner                                  22,337           118,671
          Increase in accounts payable                           11,316            (4,358)
                                                              ---------         ---------


             Net cash used in operating activities             (150,661)           (7,022)
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
         recognized as return of capital                          9,481            10,481
       Capital contribution to limited partnerships              (5,733)               --
                                                              ---------         ---------

             Net cash provided by investing activities            3,748            10,481
                                                              ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (146,913)            3,459

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  544,863           376,976
                                                              ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 397,950         $ 380,435
                                                              =========         =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998

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

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investments in limited partnerships for the six months ended June 30, 1998:

     Balance, beginning of period                           $1,319,976
     Capital contribution                                        5,733
     Amortization acquisition costs                             (1,400)
     Cash distribution recognized as return of capital          (9,481)
     Equity in income of limited partnerships                  144,000
                                                            ----------
     Balance, end of period                                 $1,458,828
                                                            ==========

     The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:


                                 Six months          Three months          Six months           Three months
                                    ended                ended                ended                 ended
                                June 30, 1998        June 30, 1998        June 30, 1997         June 30,1997
                                -------------        -------------        -------------         ------------
       REVENUES
           Rental and other       $8,468,000           $4,234,000            $8,476,000           $4,238,000
                                  ----------           ----------            ----------           ----------

       EXPENSES
           Depreciation            1,326,000              663,000             1,304,000              652,000
           Interest                2,266,000            1,133,000             2,468,000            1,234,000
           Operating               4,726,000            2,363,000             4,418,000            2,209,000
                                ------------          -----------          ------------          -----------

                                   8,318,000            4,159,000             8,190,000            4,095,000
                                ------------          -----------          ------------          -----------

       NET INCOME               $    150,000         $     75,000          $    286,000          $   143,000
                                ============         ============          ============          ===========

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $232,000 through June 30, 1998, including approximately $112,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

     A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

     The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies;
     (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $12,138 and $11,330 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

     As of June 30, 1998, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998

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

     Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $232,000 through June 30, 1998, including approximately $112,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

     A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

     The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies;
     (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

     A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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

                                 JUNE 30, 1998


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


                               REAL ESTATE ASSOCIATES LIMITED
                               (a California limited partnership)


                               By: National Partnership Investments Corp. General Partner


                                       /s/ BRUCE NELSON
                                       -----------------------------------------
                                       Bruce Nelson
                                       President


                               Date: 8/14/98
                                    --------------------------------------------


                                       /s/ CHARLES H. BOXENBAUM
                                       -----------------------------------------
                                       Charles H. Boxenbaum
                                       Chief Executive Officer


                               Date: 8/14/98
                                    --------------------------------------------