Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1998-11-20
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

               Balance Sheets, September 30, 1998 and December 31, 1997 ...................   1

               Statements of Operations,
                      Nine and Three Months Ended September 30, 1998 and 1997 .............   2

               Statement of Partner's Equity (Deficiency),
                      Nine Months Ended September 30, 1998.................................   3

               Statements of Cash Flows
                      Nine Months Ended September 30, 1998 and 1997 .......................   4

               Notes to Financial Statements ..............................................   5

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................................  11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings........................................................  13

          Item 6. Exhibits and Reports on Form 8-K ........................................  13

          Signatures ......................................................................  14

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                           1998               1997
                                                       ------------       ------------
                                                       (Unaudited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $  1,492,016       $  1,319,976

CASH AND CASH EQUIVALENTS (Note 1)                          276,343            544,863
                                                       ------------       ------------
          TOTAL ASSETS                                 $  1,768,359       $  1,864,839
                                                       ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 3)                         $     87,731       $     89,279
     Accrued fees and expenses due
         general partner (Notes 3 and 6)                    305,507            181,333
                                                       ------------       ------------
                                                            393,238            270,612
                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                       (113,318)          (111,127)
    Limited partners                                      1,488,439          1,705,354
                                                       ------------       ------------
                                                          1,375,121          1,594,227
                                                       ------------       ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY      $  1,768,359       $  1,864,839
                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                        Nine months         Three months         Nine months       Three months
                                                           ended               ended               ended               ended
                                                       Sept. 30, 1998      Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1997
                                                       --------------      --------------      --------------      --------------
INTEREST AND OTHER INCOME                                 $  10,701           $   3,359           $  17,808           $   4,263
                                                          ---------           ---------           ---------           ---------
OPERATING EXPENSES:
      Legal and accounting                                  144,240              16,604              61,235              27,334
      Management fees - general partner (Note 3)            305,505             101,835             305,505             101,835
      Administrative  (Notes 2 and 3)                       201,003             133,612              60,981              17,567
                                                          ---------           ---------           ---------           ---------
                Total operating expenses                    650,748             252,051             427,721             146,736
                                                          ---------           ---------           ---------           ---------

LOSS FROM OPERATIONS                                       (640,047)           (248,692)           (409,913)           (142,473)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       207,041                   0             381,892             250,867

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                         213,900              71,300             249,900              83,300
                                                          ---------           ---------           ---------           ---------
NET (LOSS) INCOME                                         $(219,106)          $(177,392)          $ 221,879           $ 191,694
                                                          =========           =========           =========           =========
NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                       $     (13)          $     (11)          $      13           $      12
                                                          =========           =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                             General            Limited
                                            Partners            Partners             Total
                                            ---------         -----------         -----------
PARTNERSHIP INTERESTS                                              16,505
                                                              ===========
EQUITY (DEFICIENCY),
       January 1, 1998                      $(111,127)        $ 1,705,354         $ 1,594,227

       Net loss for the nine months
       ended September  30, 1998               (2,191)           (216,915)           (219,106)
                                            ---------         -----------         -----------
EQUITY (DEFICIENCY),
       September 30, 1998                   $(113,318)        $ 1,488,439         $ 1,375,121
                                            =========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                               1998             1997
                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                    $ (219,106)      $  221,879
       Adjustments to reconcile net income to net cash
        used in operating activities:
         Equity in income of limited partnerships
         and amortization of acquisition costs                (213,900)        (249,900)
        Increase in accrued fees and
         expenses due general partner                          124,174           (4,495)
        Decrease in accounts payable                            (1,548)          34,315
                                                            ----------       ----------
          Net cash used in operating activities               (310,380)           1,799
                                                            ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
        recognized as return of capital                         47,593           36,481
       Capital contribution to limited partnerships             (5,733)          (8,710)
                                                            ----------       ----------
          Net cash provided by investing activities             41,860           27,771
                                                            ----------       ----------
NET (DECREASE) INCREASE IN CASH AND CASH
           EQUIVALENTS                                        (268,520)          29,570

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 544,863          376,976
                                                            ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  276,343       $  406,546
                                                            ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

         Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for the periods presented.

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

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in limited partnerships for the nine months ended September 30, 1998:

         Balance, beginning of period                                 $1,319,976
         Capital contribution                                              5,733
         Amortization of acquisition costs                                (2,100)
         Cash distribution recognized as a return of capital             (47,593)
         Equity in income of limited partnerships                        216,000
                                                                      ----------
         Balance, end of period                                       $1,492,016
                                                                      ==========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                             Nine months          Three months         Nine months        Three months
                                ended                ended                ended              ended
                            Sept. 30, 1998       Sept. 30, 1998       Sept. 30, 1997      Sept. 30,1997
                            --------------       --------------       --------------      -------------
REVENUES
    Rental and other         $ 12,702,000         $  4,234,000         $ 12,714,000         $4,238,000
                             ------------         ------------         ------------         ----------
EXPENSES
    Depreciation                1,989,000              663,000            1,959,000            653,000
    Interest                    3,399,000            1,133,000            3,702,000          1,234,000
    Operating                   7,089,000            2,363,000            6,627,000          2,209,000
                             ------------         ------------         ------------         ----------
                               12,477,000            4,159,000           12,288,000          4,096,000
                             ------------         ------------         ------------         ----------
NET INCOME                   $    225,000         $     75,000         $    426,000         $  142,000
                             ============         ============         ============         ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $351,000 through September 30, 1998 including approximately $231,000 and $24,000 for the nine months ended September 30, 1998, and 1997, respectively, which are included in general and administrative expenses.

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

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

         A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained the approval of HUD.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 of 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for the nine-month period in both years presented was $305,505.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $18,200 and $17,800 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

         As of September 30, 1998, the fees and expenses due NAPICO exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

NOTE 4 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 4 - CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $351,000 through September 30, 1998 including approximately $231,000 and $24,000 for the nine months ended September 30, 1998, and 1997, respectively, which are included in general and administrative expenses.

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

         A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the Properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO Funds and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

         The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

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

                                   REAL ESTATE ASSOCIATES LIMITED
                                   (a California limited partnership)

                                   By:   National Partnership Investments Corp.
                                         General Partner

                                         /s/ PAUL PATIERNO
                                         ---------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer

                                   Date:
                                         ---------------------------------------

                                         /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer

                                   Date:
                                         ---------------------------------------