Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 1999-04-15
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

                             Commission File Number
                                     0-09262

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL holds limited partnership interests in 9 local limited partnerships as of December 31, 1998, after selling its interests in 9 local limited partnerships, in December 1998 to the Operating Partnership and after having its interest in one local limited partnership redeemed on September 30, 1998. Each of these limited partnerships owns a single low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1998, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 1998, of the projects owned by local limited partnerships in which REAL is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                            Units Authorized
                                                               For Rental
                                                            Assistance Under
                                                              Section 8 or
                                                               Other Rent
                                           No. of              Supplement             Units          Percentage of
Name & Location                             Units                Program            Occupied          Total Units
---------------                             -----                -------            --------          -----------
Belleville Manor                             32                   32/  0                32                100%
Marion, KY

Bethel Towers                               146                   93/ 53               144                 99%
Detroit, MI

Cherry Hill Place                           186                  186/  0               186                100%
Inkster, MI

Clinton Apts.                                32                   32/  0                31                 97%
Clinton, KY

Northwood Village                            72                   72/  0                70                 97%
Emporia, VA

Ridgeview Estates                            32                    0/ 32                31                 97%
Lewisburg, W. VA.

Wedgewood Village                            32                    0/ 32                32                100%
Ripley, W. VA

W. Lafayette Apts.                           49                   49/  0                46                 94%
W. Lafayette, OH

Williamson Towers                            76                   76/  0                74                 97%
Williamson, W. VA
                                         ------                 --------              ----
                                            657                  540/117               646                 98%
                                         ======                 ========              ====

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, REAL's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 1,117 registered holders of units in REAL. Distributions have not been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                        Year Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                         1998                1997                1996                1995                1994
                                     -----------         -----------         -----------         -----------         -----------
Loss from Operations                 $  (788,370)        $  (622,278)        $  (490,373)        $  (490,021)        $  (462,078)

Gain on sale of limited
    partnership interests              3,798,734                  --                  --                  --                  --

Distributions from Limited
   Partnerships Recognized
   as Income                             997,836             587,078             465,403           1,373,243             321,584

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                    (747,873)           (204,940)            177,874             384,476             226,840
                                     -----------         -----------         -----------         -----------         -----------

Net Income (Loss)                    $ 3,260,327         $  (240,140)        $   152,904         $ 1,267,698         $    86,346
                                     ===========         ===========         ===========         ===========         ===========

Net Income (Loss) per limited
   Partnership Interest              $       198         $       (15)        $         9         $        77         $         5
                                     ===========         ===========         ===========         ===========         ===========



Total assets                         $ 4,970,809         $ 1,864,839         $ 2,863,973         $ 2,715,836         $ 2,491,676
                                     ===========         ===========         ===========         ===========         ===========

Investments in Limited
   Partnerships                      $   530,241         $ 1,319,976         $ 2,486,997         $ 2,191,335         $ 1,843,340
                                     ===========         ===========         ===========         ===========         ===========

Accrued Fees and Expenses
   Due General Partner               $        --         $   181,333         $ 1,021,677         $ 1,014,337         $ 1,396,997
                                     ===========         ===========         ===========         ===========         ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership had investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 8 local partnerships in December 1998 and had its interest in one local partnership redeemed in September 30, 1998. The Partnership, as a limited partner, is entitled to 50% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1998, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the 18 local limited partnerships that was allocated to the Partnership was $540,000, $226,000 and $420,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $(747,873), $(204,940) and $177,874 for the years ended December 31, 1998, 1997 and 1996, respectively. Two local partnerships with positive investment balances generated income to the Partnership in 1996. However, one of the local partnerships which generated income to the Partnership of $230,000 in 1996, generated a loss of $272,000 in 1997. The local partnership incurred a loss in 1997 due to debt retirement and financing costs of $477,000 incurred in connection with the refinancing of its mortgage payable. This local partnership, using funds released from restricted escrow accounts, made a cash distribution of $965,000 to the Partnership in 1997, which reduced the investment balance in that partnership. It allowed the Partnership to pay down the accrued fees and expenses due general partner, which were $1,021,677 at December 31, 1996. Accrued fees and expenses due general partner were $0 and $181,333 at December 31, 1998 and 1997, respectively. In addition, during the year ended December 31, 1996, the Partnership contributed $154,270 to three local limited partnerships in which it did not have an investment balance, thereby allowing the Partnership to recognize a loss from those partnerships in that amount. This reduced the income recognized from the partnerships with positive investment balances. The equity in loss for the year ended December 31, 1998 includes impairment losses of $897,681 recognized on certain of the investments in local limited partnership. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $3,738,223 and $11,931,591 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $997,836, $587,078 and $465,403 for the years ended December 31, 1998, 1997 and 1996, respectively. Distributions were higher in 1998 than in 1997 and 1996 because the Partnership's interest in one local limited partnership was redeemed on September 30, 1998 for a payment of $589,915. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $540,568, $544,863 and $376,976, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $14,000, $16,000 and $16,000 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year period ended December 31, 1998, management fees have remained constant at $407,340 for each of these years.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $253,214 and $119,589 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $3,900,000 and a net gain of $3,798,734, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the REIT; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $74,602, $54,950 and $52,552 for the years ended December 31, 1998, 1997 and 1996, respectively. Administrative expenses were $320,345, $182,265 and $48,007 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $24,276, $24,279 and $22,039 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, included in administrative expenses in 1998 and 1997 is $253,214 and $119,589, respectively, in expenses, related to the aforementioned third-party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 18 local partnerships has remained fairly constant, and was $16,857,000, $16,935,000 and $16,955,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

Total expenses for the 18 local partnerships remained fairly consistent, and were $16,190,000, $16,637,000 and $16,384,000 for the years ended December 31,
1998, 1997 and 1996, respectively. Expenses were higher in 1997 as compared to 1998 and 1996 as a result one local partnership incurring $477,000 in debt retirement and financing costs in connection with the refinancing of its mortgage payable.

The total net income for the 18 local partnerships for 1998, 1997 and 1996 aggregated $667,000, $298,000 and $571,000, respectively. The income allocated to the Partnership was $540,000, $226,000 and $420,000 for 1998, 1997 and 1996,
respectively. Net income was lower in 1997 as compared to 1998 and 1996, as a result of the aforementioned increase in expenses.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy including substantial unemployment, concurrent inflation and changing legislation could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)


We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 9 percent and 10 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income (loss) of these limited partnerships represent 2 percent, 5 percent and 17 percent of the total net income (loss) of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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

                          [REZNICK FEDDER & SILVERMAN]



REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Cherry Hill Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Cherry Hill Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 559, as of December 31, 1998 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherry Hill Limited Dividend Housing Association as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/ REZNICK FEDDER SILVERMAN

Atlanta, Georgia
January 29, 1999

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

                                                     /s/ ERNST & YOUNG L.L.P.


Winston-Salem, North Carolina
January 24, 1997

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                             1998                1997
                                                         -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $   530,241         $ 1,319,976

CASH AND CASH EQUIVALENTS (Note 1)                           540,568             544,863

CASH DUE FROM ESCROW (Note 2)                              3,900,000                  --
                                                         -----------         -----------

          TOTAL ASSETS                                   $ 4,970,809         $ 1,864,839
                                                         ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                    $   116,255         $    89,279
     Accrued fees and expenses due
         general partner (Notes 3)                                --             181,333
                                                         -----------         -----------

                                                             116,255             270,612
                                                         -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                         (78,524)           (111,127)
    Limited partners                                       4,933,078           1,705,354
                                                         -----------         -----------

                                                           4,854,554           1,594,227
                                                         -----------         -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 4,970,809         $ 1,864,839
                                                         ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                           1998               1997               1996
                                                       -----------        -----------        -----------
INTEREST AND OTHER INCOME                              $    13,917        $    22,277        $    17,526
                                                       -----------        -----------        -----------

OPERATING EXPENSES:
      Legal and accounting                                  74,602             54,950             52,552
      Management fees - general partner (Note 3)           407,340            407,340            407,340
      Administrative  (Note 3)                             320,345            182,265             48,007
                                                       -----------        -----------        -----------

              Total operating expenses                     802,287            644,555            507,899
                                                       -----------        -----------        -----------

LOSS FROM OPERATIONS                                      (788,370)          (622,278)          (490,373)

GAIN ON SALE OF LIMITED PARTNERSHIP
       INTERESTS (Note 2)                                3,798,734                 --                 --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      997,836            587,078            465,403

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                       (747,873)          (204,940)           177,874
                                                       -----------        -----------        -----------

NET INCOME (LOSS)                                      $ 3,260,327        $  (240,140)       $   152,904
                                                       ===========        ===========        ===========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                    $       198        $       (15)       $         9
                                                       ===========        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                   General            Limited
                                  Partners            Partners            Total
                                 -----------        -----------        -----------
EQUITY (DEFICIENCY),
       January 1, 1996           $  (110,255)       $ 1,791,718        $ 1,681,463

       Net income for 1996             1,529            151,375            152,904
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1996            (108,726)         1,943,093          1,834,367

       Net loss for 1997              (2,401)          (237,739)          (240,140)
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1997            (111,127)         1,705,354          1,594,227

       Net income for 1998            32,603          3,227,724          3,260,327
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1998         $   (78,524)       $ 4,933,078        $ 4,854,554
                                 ===========        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                              1998              1997              1996
                                                                          -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $ 3,260,327       $  (240,140)      $   152,904
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
           Equity in loss (income) of limited partnerships
                and amortization of acquisition costs                         747,873           204,940          (177,874)
            Gain on sale of partnership interests                          (3,798,734)
            (Decrease) increase in accrued fees
               and expenses due general partner                              (181,333)         (840,344)            7,340
           Increase (decrease) in accounts payable                             26,976            81,350           (12,107)
           Decrease in receivables from limited partnerships                       --                --           148,931
                                                                          -----------       -----------       -----------

                Net cash provided by (used in)
                   operating activities                                        55,109          (794,194)          119,194
                                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Costs related to sale of partnership interests                        (101,266)
       Decrease in short term investments                                          --                --           125,000
       Distributions from limited partnership
           recognized as return of capital                                     47,594           974,165            36,482
       Capital contribution to limited partnerships                            (5,732)          (12,084)         (154,270)
                                                                          -----------       -----------       -----------

                 Net cash (used in) provided by investing activities          (59,404)          962,081             7,212
                                                                          -----------       -----------       -----------


NET (DECREASE) INCREASE IN CASH
    CASH EQUIVALENTS                                                           (4,295)          167,887           126,406

CASH AND CASH EQUIVALENTS,
       beginning of year                                                      544,863           376,976           250,570
                                                                          -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
       end of year                                                        $   540,568       $   544,863       $   376,976
                                                                          ===========       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and Charles
         H. Boxenbaum, Chief Executive Officer of NAPICO.

         Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

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

         On December 30, 1998, the Partnership sold its interests in 8 local limited partnerships for $3,900,000 to the Operating Partnership. In addition, on September 30, 1998, the Partnership's interest in one local limited partnership was redeemed for $589,915.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Impairment of Long-Lived Assets

         The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the partnership recognized an impairment loss of approximately $898,000, related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 9 limited partnerships as of December 31, 1998, after selling its interests in 8 limited partnerships and having its interest in one limited partnership redeemed. The limited partnerships owned as of December 31, 1998, residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the limited partnerships.

         Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         equity in losses of certain limited partnerships was in the aggregate approximately $3,738,223 and $11,931,591 as of December 31, 1998 and 1997, respectively.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                           1998                1997
                                                                       -----------         -----------
         Investment balance, beginning of year                         $ 1,319,976         $ 2,486,997
         Capital contribution                                                5,732              12,084
         Equity in loss of limited partnerships                           (745,087)           (202,154)
         Amortization of capitalized acquisition costs and fees             (2,786)             (2,786)
         Cash distributions recognized as return of capital                (47,594)           (974,165)
                                                                       -----------         -----------

         Investment balance, end of year                               $   530,241         $ 1,319,976
                                                                       ===========         ===========

         The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income and impairment losses.

         Selected financial information from the combined financial statements of the limited partnerships, at December 31, 1998 and 1997 and for each of the three years in the period is as follows:

                                 Balance Sheets

                                                               1998             1997
                                                             --------         --------
                                                                  (in thousands)
         Land and buildings, net                             $ 11,970         $ 33,338
                                                             ========         ========

         Total assets                                        $ 18,861         $ 46,549
                                                             ========         ========

         Mortgages payable                                   $ 24,570         $ 63,212
                                                             ========         ========

         Total liabilities                                   $ 25,991         $ 68,216
                                                             ========         ========

         Deficiency of Real Estate Associates Limited        $ (5,501)        $(17,108)
                                                             ========         ========

         Deficiency of other partners                        $ (1,629)        $ (4,559)
                                                             ========         ========

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                        1998           1997           1996
                                                       -------        -------        -------
                                                                  (in thousands)
        Total revenues                                 $16,857        $16,935        $16,955
                                                       =======        =======        =======

        Interest expense                               $ 4,550        $ 4,533        $ 4,935
                                                       =======        =======        =======

        Depreciation and amortization                  $ 2,691        $ 2,653        $ 2,610
                                                       =======        =======        =======

        Total expenses                                 $16,190        $16,637        $16,384
                                                       =======        =======        =======

        Net income                                     $   667        $   298        $   571
                                                       =======        =======        =======

        Net income allocable to the Partnership        $   540        $   226        $   420
                                                       =======        =======        =======

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $184,843, $210,908 and $206,629 in 1998, 1997 and 1996,
        respectively. The following sets forth significant data for the partnerships, in which an affiliate of NAPICO was the general partner prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                                                             1998             1997             1996
                                                            --------         --------         --------
                                                                           (in thousands)
        Total assets                                        $    404         $ 16,309
                                                            ========         ========

        Total liabilities                                   $  1,064         $ 25,275
                                                            ========         ========

        Deficiency of Real Estate Associates Limited        $   (757)        $ (8,598)
                                                            ========         ========

        Equity (deficiency) of other partners               $     97         $   (369)
                                                            ========         ========

        Total revenue                                       $  4,215         $  4,215         $  4,205
                                                            ========         ========         ========

        Net loss                                            $   (548)        $   (346)        $   (454)
                                                            ========         ========         ========

        Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

        When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $253,214 and $119,589 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $3,900,000 and a net gain of $3,798,734, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

        The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

        In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

 3.     FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. At December 31, 1998 and 1997, management fees due NAPICO were $0 and $181,333, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $24,276, $24,279 and $22,039 in 1998, 1997
        and 1996, respectively, and is included in administrative expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


4.      CONTINGENCIES (CONTINUED)

        materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

7.      FOURTH QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of approximately $961,773, between the estimated nine-month equity in income and the actual 1998 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         Year Ended December 31, 1998
                                            ---------------------------------------------------------------------------------
                                                                                  Cash            Equity
                                              Balance          Capital          Distri-             In            Balance
                                              January          Contri-          butions           Income          December
Limited Partnerships                          1, 1998          butions          Received          (Loss)          31, 1998
--------------------                        -------------    -------------    -------------    -------------    -------------
Bedford House *                             $                $                $                $                $

Belleville Manor Apts.

Benroe, Ltd. (Wedgewood)                                             2,752                            (2,752)

Bethel Towers, Ltd.

Cherry Hill, Ltd.                                 985,631                           (38,113)        (417,277)         530,241
Dividend Housing Assn.

Chidester Place, Ltd. *
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers Associates *

Emporia, Ltd. (Northwood)                         334,345                            (9,481)        (324,864)               0

Gadsden Towers, Ltd. *

LaLoma Assoc., Ltd.

Parkview Associates *

Pennsylvania Assoc. (Norristown) *

Riverside Towers Associates **

Roebern, Ltd. (Ridgeview) *                                          2,980                            (2,980)               0

Van Nuys Associates *

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                            -------------    -------------    -------------    -------------    -------------
                                            $   1,319,976    $       5,732    $     (47,594)   $    (747,873)   $     530,241
                                            =============    =============    =============    =============    =============


 * Sold to the Operating Partnership in 1998
** The interest was redeemed by the local limited partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       Year Ended December 31, 1997
                                            ---------------------------------------------------------------------------------
                                                                                  Cash            Equity
                                              Balance          Capital          Distri-             In            Balance
                                              January          Contri-          butions           Income          December
Limited Partnerships                          1, 1997          butions          Received          (Loss)          31, 1997
--------------------                        -------------    -------------    -------------    -------------    -------------
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

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.

Pennsylvania Assoc. (Norristown)

Riverside Towers Assoc.

Roebern, Ltd. (Ridgeview)                                           12,084                           (12,084)               0

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                            -------------    -------------    -------------    -------------    -------------
                                            $   2,486,997    $      12,084    $    (974,165)   $    (204,940)   $   1,319,976
                                            =============    =============    =============    =============    =============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       Year Ended December 31, 1996
                                               ------------------------------------------------------------------------------
                                                                                    Cash
                                                Balance            Capital         Distri-          Equity          Balance
                                                January            Contri-         butions            in            December
Limited Partnerships                            1, 1996            butions        Received       Income/(Loss)      31, 1996
--------------------                           ----------         --------       ----------      -------------     ----------
Bedford House, Ltd.                            $                  $              $                 $               $

Belleville Manor Apts. Ltd.

Benroe, Ltd. (Wedgewood)                                            55,392                           (55,392)

Bethel Towers, Ltd.

Cherry Hill, Ltd.
Dividend Housing Assn.                          2,019,420                           (27,000)         230,330        2,222,750

Chidester Place, Ltd.
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers
 Associates

Emporia Ltd. (Northwood)                          171,915                            (9,482)         101,814          264,247

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.,

Pennsylvania Assoc.
(Norristown)

Riverside Towers Assoc.

Roebern, Ltd.
(Ridgeview)                                                         72,878                           (72,878)

Van Nuys Assoc.

West Lafayette, Ltd.                                                26,000                           (26,000)

Williamson Towers, Ltd.
                                               ----------         --------       ----------        ---------       ----------
                                               $2,191,335         $154,270       $  (36,482)       $ 177,874       $2,486,997
                                               ==========         ========       ==========        =========       ==========

                                                                        SCHEDULE
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1998


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

        3.  Investments in property and equipment:

                                                                   Buildings,
                                                                  Furnishings
                                                                      And
                                                 Land              Equipment              Total
                                             ------------         ------------         ------------
Balance at January 1, 1996                   $  2,742,096         $ 82,749,248         $ 85,491,344

Net additions (deletions) during 1996            (158,662)             778,322              619,660
                                             ------------         ------------         ------------

Balance at December 31, 1996                    2,583,434           83,527,570           86,111,004

Net additions during 1997                              --              905,364              905,364
                                             ------------         ------------         ------------

Balance at December 31, 1997                    2,583,434           84,432,934           87,016,368

Sales of properties during 1998                (1,491,081)         (50,145,939)         (51,637,020)

Net additions during 1998                         428,161               65,283              493,444
                                             ------------         ------------         ------------

Balance at December 31, 1998                 $  1,520,514         $ 34,352,278         $ 35,872,792
                                             ============         ============         ============

                                                                    SCHEDULE III
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1998



                                               Buildings,
                                              Furnishings
                                                  And
                                               Equipment
                                             -------------
Accumulated Depreciation:
-------------------------
Balance at January 1, 1996                   $ 48,627,920

Net additions during 1996                       2,486,680
                                             ------------

Balance at December 31, 1996                   51,114,600

Net additions during 1997                       2,563,992
                                             ------------

Balance at December 31, 1997                   53,678,592

Sales of properties during 1998               (32,118,237)

Net additions during 1998                       2,342,189
                                             ------------

Balance at December 31, 1998                 $ 23,902,544
                                             ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $407,340 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $24,276, $24,279 and $22,039 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $184,844, $210,908 and $206,629 in 1998, 1997 and 1996, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $3,900,000 and a net gain of $3,798,734, after deducting the selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made a cash distribution of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the REIT;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real estate and accumulated depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1998.

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


REAL ESTATE ASSOCIATES LIMITED

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
    General Partner


/s/ CHARLES H. BOXENBAUM
------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
------------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
------------------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
------------------------------------------
Henry C. Casden
Director



/s/ PAUL PATIERNO
------------------------------------------
Paul Patierno
Chief Financial Officer