Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1999-08-16
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Balance Sheets, June 30, 1999 and December 31, 1998 .......................1

          Statements of Operations,
                Six and Three Months Ended June 30, 1999 and 1998 ...................2

          Statement of Partner's Equity (Deficiency),
                Six Months Ended June 30, 1999.......................................3

          Statements of Cash Flows
                Six Months Ended June 30, 1999 and 1998 .............................4

          Notes to Financial Statements .............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................................12

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings...................................................15

       Item 6.  Exhibits and Reports on Form 8-K ...................................15

       Signatures     ..............................................................16

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                              1999
                                                           (Unaudited)              1998
                                                           -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)               $   530,323           $   530,241

CASH AND CASH EQUIVALENTS (Note 1)                             319,618               540,568

CASH DUE FROM ESCROW (Note 2)                                       --             3,900,000
                                                           -----------           -----------

          TOTAL ASSETS                                     $   849,941           $ 4,970,809
                                                           ===========           ===========

                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 3)                             $    41,320           $   116,255
     Accrued fee and expenses due
           the general partner (Notes 3)                         8,851
                                                           -----------           -----------

                                                                50,171               116,255

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                          (119,072)              (78,524)
    Limited partners                                           918,842             4,933,078
                                                           -----------           -----------

                                                               799,770             4,854,554
                                                           -----------           -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY          $   849,941           $ 5,087,064
                                                           ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                        Six months      Three months       Six months       Three months
                                                          ended             ended            ended              ended
                                                      June 30, 1999     June 30, 1999     June 30, 1998     June 30, 1998
                                                      -------------     -------------     -------------     -------------
INTEREST AND OTHER INCOME                             $       9,665     $       3,791     $       7,342     $       3,514
                                                      -------------     -------------     -------------     -------------

OPERATING EXPENSES:
    Legal and accounting                                     56,388            28,900            52,035            28,745
    Management fees - general partner (Note 3)               53,116            26,558           203,670           101,835
    Administrative  (Notes 2 and 3)                          82,426            14,313           142,992            81,311
                                                      -------------     -------------     -------------     -------------

              Total operating expenses                      191,930            69,771           398,697           211,891
                                                      -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                       (182,265)          (65,980)         (391,355)         (208,377)

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED AS
    INCOME (Note 2)                                           9,481                --           207,041           159,625

EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS AND AMORTIZATION
    OF ACQUISITION COSTS (Note 2)                            18,000            (1,000)          142,600            71,300
                                                      -------------     -------------     -------------     -------------

NET (LOSS) INCOME                                     $    (154,784)    $     (66,980)    $     (41,714)    $      22,548
                                                      =============     =============     =============     =============

NET (LOSS) INCOME PER LIMITED
    PARTNERSHIP INTEREST (Note 1)                     $          (9)    $          (4)    $          (3)    $           1
                                                      =============     =============     =============     =============



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                                 General             Limited
                                                                 Partners            Partners              Total
                                                                -----------         -----------         -----------
PARTNERSHIP INTERESTS                                                                    16,505
                                                                                    ===========

EQUITY (DEFICIENCY),

     January 1, 1999                                            $   (78,524)        $ 4,933,078         $ 4,854,554

     Distributions for the six months ended June 30,  1999          (39,000)         (3,861,000)         (3,900,000)

     Net loss for the six months ended June 30, 1999                 (1,548)           (153,236)           (154,784)
                                                                -----------         -----------         -----------

EQUITY (DEFICIENCY),
     June 30, 1999                                              $  (119,072)        $   918,842         $   799,770
                                                                ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                        1999                1998
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                             $  (154,784)        $    45,265
       Adjustments to reconcile net income to net cash
         used in operating activities:
           Equity in income of limited partnerships
                and amortization of acquisition costs                    (18,000)           (166,600)
           Increase in accrued fees and
                expenses due general partner                               8,851             118,671
           Decrease in accounts payable                                  (74,935)             (4,358)
                                                                     -----------         -----------

                Net cash used in operating activities                   (238,868)             (7,022)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
           recognized as return of capital                                37,918              10,481
       Advances to limited partnerships                                  (20,000)                 --
       Proceed from the sale of limited partnership interests          3,900,000                  --
                                                                     -----------         -----------

                 Net cash  provided by investing activities            3,917,918              10,481
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                      (3,900,000)                 --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   3,679,050               3,459

CASH AND CASH EQUIVALENTS, beginning of period                           540,568             376,976
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 4,219,618         $   380,435
                                                                     ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                                REAL ESTATE ASSOCIATES LIMITED
                              (A CALIFORNIA LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS

                                        JUNE 30, 1999

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 9 limited partnerships as of June 30, 1999, after selling its interests in 8 limited partnerships and having its interest in one limited partnership redeemed in 1998. The limited partnerships as of June 30, 1999 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investments in limited partnerships for the six months ended June 30, 1999:

        Balance, beginning of period                                 $ 530,241
        Amortization acquisition costs                                  (2,000)
        Cash distribution recognized as return of capital              (37,918)
        Equity in income of limited partnerships                        40,000
                                                                     ---------
        Balance, end of period                                       $ 530,323
                                                                     =========

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                         Six months      Three months       Six months       Three months
                                           ended              ended            ended             ended
                                       June 30, 1999     June 30, 1999     June 30, 1998     June 30,1998
                                       -------------     -------------     -------------     -------------
          REVENUES
               Rental and other        $   3,262,000     $   1,631,000     $   8,468,000     $   4,234,000
                                       -------------     -------------     -------------     -------------

          EXPENSES

              Depreciation                   740,000           370,000         1,326,000           663,000
              Interest                       538,000           269,000         2,266,000         1,133,000
              Operating                    1,662,000           831,000         4,726,000         2,363,000
                                       -------------     -------------     -------------     -------------

                                           2,940,000         1,470,000         8,318,000         4,159,000
                                       -------------     -------------     -------------     -------------

        NET INCOME                     $     322,000     $     161,000     $     150,000     $      75,000
                                       =============     =============     =============     =============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

        loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $372,803 through December 31, 1998, including $111,706 for the six months ended June 30, 1998.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

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

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $53,116 and $203,670 for the six months ended March 31, 1999 and 1998, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,300 and $12,138 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

NOTE 4 - CONTINGENCIES (CONTINUED)

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $372,803 through December 31, 1998, including $111,706 for the six months ended June 30, 1998.

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

                                  JUNE 30, 1999

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

                                  JUNE 30, 1999

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

                                        REAL ESTATE ASSOCIATES LIMITED
                                        (a California limited partnership)

                                        By: National Partnership Investments
                                            Corp. General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President

                                        Date:    August 13, 1999
                                             -----------------------------------


                                        /s/ CHARLES H. BOXENBAUM
                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer

                                        Date:    August 13, 1999
                                             -----------------------------------