Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 1999-11-22
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

         Balance Sheets, September 30, 1999 and December 31, 1998 ......1

         Statements of Operations,
             Nine and Three Months Ended September 30, 1999 and 1998 ...2

         Statement of Partner's Equity (Deficiency),
             Nine Months Ended September 30, 1999.......................3

         Statements of Cash Flows
             Nine Months Ended September 30, 1999 and 1998 .............4

         Notes to Financial Statements .................................5

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................12


PART II.  OTHER INFORMATION

      Item 1.Legal Proceedings.........................................15

      Item 6.Exhibits and Reports on Form 8-K .........................15

      Signatures  .....................................................16

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                           1999
                                                        (Unaudited)            1998
                                                        -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $   569,323         $   530,241

CASH AND CASH EQUIVALENTS (Note 1)                          275,107             540,568

CASH DUE FROM ESCROW (Note 2)                                  --             3,900,000
                                                        -----------         -----------

          TOTAL ASSETS                                  $   844,430         $ 4,970,809
                                                        ===========         ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 2)                          $    41,312         $   116,255
                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                       (119,038)            (78,524)
    Limited partners                                        922,156           4,933,078
                                                        -----------         -----------

                                                            803,118           4,854,554
                                                        -----------         -----------

          TOTAL LIABILITIES AND PARTNERS' EQUITY        $   844,430         $ 4,970,809
                                                        ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                     Nine months      Three months     Nine months        Three months
                                                        ended             ended           ended               ended
                                                    Sept 30, 1999     Sept 30, 1999    Sept 30, 1998      Sept 30, 1998
                                                    -------------     -------------    -------------      -------------
INTEREST AND OTHER INCOME                             $  13,080         $   3,414         $  10,701         $   3,359
                                                      ---------         ---------         ---------         ---------

OPERATING EXPENSES:
    Legal and accounting                                 57,688             1,300            68,640            16,604
    Management fees - general partner (Note 3)           79,674            26,558           305,505           101,835
    Administrative  (Notes 2 and 3)                      93,635            12,209           276,603           133,612
                                                      ---------         ---------         ---------         ---------

            Total operating expenses                    230,997            40,067           650,748           252,051
                                                      ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                   (217,917)          (36,653)         (640,047)         (248,692)

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED AS
    INCOME (Note 2)                                       9,481              --             207,041              --

EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS AND AMORTIZATION
    OF ACQUISITION COSTS (Note 2)                        57,000            20,000           213,900            71,300
                                                      ---------         ---------         ---------         ---------

NET LOSS                                              $(151,436)        $ (16,653)        $(219,106)        $(177,392)
                                                      =========         =========         =========         =========

NET LOSS PER LIMITED
    PARTNERSHIP INTEREST (Note 1)                     $      (9)        $      (1)        $     (13)        $     (11)
                                                      =========         =========         =========         =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                               General             Limited
                                               Partners            Partners              Total
                                              -----------         -----------         -----------
PARTNERSHIP INTERESTS                                                  16,505
                                                                  ===========


EQUITY (DEFICIENCY),
     January 1, 1999                          $   (78,524)        $ 4,933,078         $ 4,854,554

     Distributions for the nine months
     ended September 30, 1999                     (39,000)         (3,861,000)         (3,900,000)

     Net loss for the nine months
     ended September 30, 1999                      (1,514)           (149,922)           (151,436)
                                              -----------         -----------         -----------

EQUITY (DEFICIENCY),
     September 30, 1999                       $  (119,038)        $   922,156         $   803,118
                                              ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                       1999                1998
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $  (151,436)        $  (219,106)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Equity in income of limited partnerships
              and amortization of acquisition costs                     (57,000)           (213,900)
          Increase in accrued fees and
             expenses due general partner                                  --               124,174
         Decrease in accounts payable                                   (74,943)             (1,548)
                                                                    -----------         -----------

              Net cash used in operating activities                    (283,379)           (310,380)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships
         recognized as return of capital                                 37,918              47,593
     Advances to limited partnerships                                   (20,000)             (5,733)
     Proceeds from the sale of limited partnership interests          3,900,000                --
                                                                    -----------         -----------

               Net cash  provided by investing activities             3,917,918              41,860
                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                       (3,900,000)               --
                                                                    -----------         -----------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                       (265,461)           (268,520)

CASH AND CASH EQUIVALENTS, beginning of period                          540,568             544,863
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                            $   275,107         $   276,343
                                                                    ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999


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

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for the periods presented.

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

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 9 limited partnerships as of September 30, 1999, after selling its interests in 8 limited partnerships and having its interest in one limited partnership redeemed in 1998. The limited partnerships as of September 30, 1999 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investments in limited partnerships for the nine months ended September 30, 1999:

        Balance, beginning of period                             $ 530,241
        Amortization acquisition costs                              (3,000)
        Cash distribution recognized as return of capital          (37,918)
        Advances to limited partnerships                            20,000
        Equity in income of limited partnerships                    60,000
                                                                 ---------

        Balance, end of period                                   $ 569,323
                                                                 =========

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                  Nine months        Three months       Nine months        Three months
                                     ended              ended              ended              ended
                                 Sept. 30, 1999     Sept. 30, 1999     Sept. 30, 1998     Sept. 30,1998
                                 --------------     --------------     --------------     -------------
        REVENUES
        Rental and other          $ 4,893,000        $ 1,631,000        $12,702,000        $ 4,234,000
                                  -----------        -----------        -----------        -----------

        EXPENSES
        Depreciation                1,110,000            370,000          1,989,000            663,000
        Interest                      807,000            269,000          3,399,000          1,133,000
        Operating                   2,493,000            831,000          7,089,000          2,363,000
                                  -----------        -----------        -----------        -----------

                                    4,410,000          1,470,000         12,477,000          4,159,000
                                  -----------        -----------        -----------        -----------

                Net income        $   483,000        $   161,000        $   225,000        $    75,000
                                  ===========        ===========        ===========        ===========

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

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $372,803 through December 31, 1998, including approximately $231,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $61,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $33,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $3,900,000 and a net gain of $3,798,734, after deducting selling costs.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $79,674 and $305,505 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,300 and $18,200 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $372,803 through December 31, 1998, including approximately $231,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $61,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $33,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $3,900,000 and a net gain of $3,798,734, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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


                                      REAL ESTATE ASSOCIATES LIMITED
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner



                                          By: /s/ BRUCE NELSON
                                              ----------------------------------
                                              Bruce Nelson
                                              President


                                          Date:  November 17, 1999
                                               ---------------------------------



                                          By: /s/ CHARLES H. BOXENBAUM
                                             -----------------------------------
                                             Charles H. Boxenbaum
                                             Chief Executive Officer


                                          Date:  November 17, 1999
                                               ---------------------------------