Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2000-04-14
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

                             Yes      X          No
                                   ------             ------

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

REAL holds limited partnership interests in 9 local limited partnerships as of December 31, 1999, after selling its interests in 9 local limited partnerships, in December 1998 to the Operating Partnership and after having its interest in one local limited partnership redeemed on September 30, 1998. Each of these limited partnerships owns a single low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

The partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who acted as general partners. As a limited partner, REAL's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1999, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 1999, of the projects owned by local limited partnerships in which REAL is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 1999




                                                Units Authorized
                                                  For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent                                Percentage of
                                No. of             Supplement               Units             Total Units
Name and Location               Units               Program               Occupied              Occupied
-----------------               ------          ----------------          --------           -------------
Belleville Manor                 32                   32/0                    31                   97%
Marion, KY

Bethel Towers                   146                   53/0                   139                   95%
Detroit, MI

Cherry Hill Place               186                   186/0                  186                  100%
Inkster, MI

Clinton Apts                     32                   32/0                    24                   75%
Clinton, KY

Northwood Village                72                   72/0                    69                   96%
Emporia, VA

Ridgeview Estates                32                   0/32                    28                   88%
Lewisburg, W. VA

Wedgewood Village                32                   0/32                    32                  100%
Ripley, W. VA

W. Lafayette Apts                49                   49/0                    41                   84%
W. Lafayette, OH

Williamson Towers                76                   76/0                    74                   97%
Williamson, W. VA
                                ---                   ------                 ---
                                657                   500/64                 624                   95%
                                ===                   ======                 ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. None of these suits were related to REAL.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1999, there were 1,111 registered holders of units in REAL. Distributions have not been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

ITEM 6.   SELECTED FINANCIAL DATA:



                                                                   Year Ended December 31,
                                    ---------------------------------------------------------------------------------------
                                      1999                 1998               1997              1996                1995
                                    -----------        -----------        -----------        -----------        -----------
Loss from Operations                $  (269,214)       $  (788,370)       $  (622,278)       $  (490,373)       $  (490,021)

Gain on sale of limited
    partnership interests                    --          3,798,734                 --                 --                 --

Distributions from Limited
   Partnerships Recognized
   as Income                              9,481            997,836            587,078            465,403          1,373,243

Equity in Income (Loss) of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                     41,704           (747,873)          (204,940)           177,874            384,476
                                    -----------        -----------        -----------        -----------        -----------

Net Income (Loss)                   $  (218,029)       $ 3,260,327        $  (240,140)       $   152,904        $ 1,267,698
                                    ===========        ===========        ===========        ===========        ===========

Net Income (Loss) per limited
   Partnership Interest             $       (13)       $       196        $       (14)       $         9        $        77
                                    ===========        ===========        ===========        ===========        ===========



Total assets                        $   782,893        $ 4,970,809        $ 1,864,839        $ 2,863,973        $ 2,715,836
                                    ===========        ===========        ===========        ===========        ===========

Investments in Limited
   Partnerships                     $   579,027        $   530,241        $ 1,319,976        $ 2,486,997        $ 2,191,335
                                    ===========        ===========        ===========        ===========        ===========

Accrued Fees and Expenses
   Due General Partner              $        --        $        --        $   181,333        $ 1,021,677        $ 1,014,337
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL has invested could produce tax losses for as long as 20 years after formation. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1999, the Partnership had investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 8 local partnerships in December 1998 and had its interest in one local partnership redeemed in September 30, 1998. The Partnership, as a limited partner, is entitled to 50% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1999 and 1998, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $239,000, $540,000 and $226,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income (loss) of limited partnerships, substantially all from the partnerships with a positive investment balance, of $41,704, $149,808 and $(204,940) for the years ended December 31, 1999, 1998 and 1997, respectively. The loss in 1997 is the result of one local partnership incurring debt retirement and financing costs of $477,000 in connection with the refinancing of its mortgage payable. This local partnership, using funds released from restricted escrow accounts, made a cash distribution of $965,000 to the Partnership in 1997, which reduced the investment balance in that partnership. It allowed the Partnership to pay the accrued fees and expenses due general partner, which were $1,021,677 at December 31, 1996. In addition, the loss recorded by the Partnership for the year ended December 31, 1998 includes impairment losses of $897,681 recognized on certain of the investments in local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $3,492,053 and $3,907,365 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $9,481, $997,836 and $587,078 for the years ended December 31, 1999, 1998 and 1997, respectively. Distributions were higher in 1998 than in 1997 because the Partnership's interest in one local limited partnership was redeemed on September 30, 1998 for a payment of $589,915. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $203,866, $540,568 and $544,863, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $16,080, $13,917 and $22,277 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $407,340 for 1998 and 1997 to $106,232 for 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788, $253,214 and $119,589 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, legal and accounting fees were generally consistent and were $66,438, $74,602 and $54,950 for the years ended December 31, 1999, 1998 and 1997, respectively. Administrative expenses were $112,624, $320,345 and $182,265 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $3,300, $24,276 and $24,279 for the years ended December 31, 1999, 1998 and
1997, respectively. In addition, included in administrative expenses in 1999, 1998 and 1997 is $70,788, $253,214 and $119,589, respectively, in expenses, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $55,543 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to prior years, as a result of the sale of 8 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $16,857,000 and $16,935,000 for the years ended December 31, 1998 and 1997, respectively, to $4,174,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $16,190,000 and $16,637,000 for the years ended December 31, 1998 and 1997, respectively, to $3,951,000 for the year ended December 31, 1999.

The total net income for the local partnerships for 1999, 1998 and 1997 aggregated $213,000, $667,000 and $298,000, respectively. The income allocated to the Partnership was $227,000, $540,000 and $226,000 for 1999, 1998 and 1997,
respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real Estate Associates Limited
(A California limited partnership)


We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 2 percent and 5 percent of the total net income (loss) of the Partnership for the years ended December 31, 1998 and 1997, respectively, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS



                                                          1999                1998
                                                        -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $   579,027        $   530,241

CASH AND CASH EQUIVALENTS (Note 1)                          203,866            540,568

CASH DUE FROM ESCROW (Note 2)                                    --          3,900,000
                                                        -----------        -----------

          TOTAL ASSETS                                  $   782,893        $ 4,970,809
                                                        ===========        ===========


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)


LIABILITIES:
     Accounts payable                                   $    46,368        $   116,255
                                                        -----------        -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                       (119,704)           (78,524)
    Limited partners                                        856,229          4,933,078
                                                        -----------        -----------

                                                            736,525          4,854,554
                                                        -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY       $   782,893        $ 4,970,809
                                                        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                         1999                 1998              1997
                                                       -----------        -----------        -----------
INTEREST AND OTHER INCOME                              $    16,080        $    13,917        $    22,277
                                                       -----------        -----------        -----------

OPERATING EXPENSES:
      Legal and accounting                                  66,438             74,602             54,950
      Management fees - general partner (Note 3)           106,232            407,340            407,340
      Administrative  (Note 3)                             112,624            320,345            182,265
                                                       -----------        -----------        -----------

TOTAL OPERATING EXPENSES                                   285,294            802,287            644,555
                                                       -----------        -----------        -----------

LOSS FROM OPERATIONS                                      (269,214)          (788,370)          (622,278)

GAIN ON SALE OF LIMITED PARTNERSHIP
       INTERESTS (Note 2)                                       --          3,798,734                 --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                        9,481            997,836            587,078

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                         41,704           (747,873)          (204,940)
                                                       -----------        -----------        -----------

NET (LOSS) INCOME                                      $  (218,029)       $ 3,260,327        $  (240,140)
                                                       ===========        ===========        ===========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                    $       (13)       $       196        $       (14)
                                                       ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                               General            Limited
                               Partners           Partners             Total
                              -----------        -----------        -----------
EQUITY (DEFICIENCY),
    January 1, 1997           $  (108,726)       $ 1,943,093        $ 1,834,367

    Net loss for 1997              (2,401)          (237,739)          (240,140)
                              -----------        -----------        -----------

EQUITY (DEFICIENCY),
    December 31, 1997            (111,127)         1,705,354          1,594,227

    Net income for 1998            32,603          3,227,724          3,260,327
                              -----------        -----------        -----------

EQUITY (DEFICIENCY),
    December 31, 1998             (78,524)         4,933,078          4,854,554

    Distributions                 (39,000)        (3,861,000)        (3,900,000)

    Net loss for 1999              (2,180)          (215,849)          (218,029)
                              -----------        -----------        -----------

EQUITY (DEFICIENCY),
    December 31, 1999         $  (119,704)       $   856,229        $   736,525
                              ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                                   1999               1998                1997
                                                                                -----------        -----------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
            Net (loss) income                                                   $  (218,029)       $ 3,260,327        $  (240,140)
            Adjustments to reconcile net (loss) income to net
              cash (used in) provided by  operating activities:
                Equity in loss (income) of limited partnerships
                     and amortization of acquisition costs                          (41,704)           747,873            204,940
                 Gain on sale of partnership interests                                   --         (3,798,734)
                 Decrease in accrued fees
                    and expenses due general partner                                     --           (181,333)          (840,344)
                 (Decrease) increase in accounts payable                            (69,887)            26,976             81,350
                                                                                -----------        -----------        -----------
                     Net cash (used in) provided by
                        operating activities                                       (329,620)            55,109           (794,194)
                                                                                -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Costs related to sale of partnership interests                               --           (101,266)
            Distributions from limited partnership
                recognized as return of capital                                      37,918             47,594            974,165
            Capital contribution to limited partnerships                            (45,000)            (5,732)           (12,084)
            Proceed from the sale of limited partnership interests                3,900,000                 --                 --
                                                                                -----------        -----------        -----------

                      Net cash provided by (used in) investing activities         3,892,918            (59,404)           962,081
                                                                                -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Distributions to partners                                            (3,900,000)
                                                                                -----------        -----------        -----------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                                        (336,702)            (4,295)           167,887

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        540,568            544,863            376,976
                                                                                -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $   203,866        $   540,568        $   544,863
                                                                                ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Net Income (Loss) Per Limited Partnership Interest

           Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for all years presented.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



2.         INVESTMENTS IN LIMITED PARTNERSHIPS

           The Partnership holds limited partnership interests in 9 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 8 limited partnerships in 1998 and having its interest in one limited partnership redeemed. The limited partnerships own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

           The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the limited partnerships.

           Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,492,053 and $3,907,365 as of December 31, 1999 and 1998, respectively.

           Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

           The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                           1999                1998
                                                                        -----------        -----------
           Investment balance, beginning of year                        $   530,241        $ 1,319,976
           Capital contribution                                              45,000              5,732
           Equity in loss of limited partnerships                            44,490           (745,087)
           Amortization of capitalized acquisition costs and fees            (2,786)            (2,786)
           Cash distributions recognized as return of capital               (37,918)           (47,594)
                                                                        -----------        -----------

           Investment balance, end of year                              $   579,027        $   530,241
                                                                        ===========        ===========

           The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


           Selected financial information from the combined financial statements of the limited partnerships, at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:



                                 Balance Sheets


                                                                1999            1998
                                                              --------        --------
                                                                   (in thousands)
           Land and buildings, net                            $  7,470        $  7,901
                                                              ========        ========

           Total assets                                       $ 11,642        $ 11,835
                                                              ========        ========

           Mortgages payable                                  $ 15,105        $ 15,525
                                                              ========        ========

           Total liabilities                                  $ 16,095        $ 16,408
                                                              ========        ========

           Deficiency of Real Estate Associates Limited       $ (3,388)       $ (3,567)
                                                              ========        ========

           Deficiency of other partners                       $ (1,065)       $ (1,006)
                                                              ========        ========



                            Statements of Operations



                                                          1999           1998          1997
                                                         -------       -------       -------
                                                                   (in thousands)
           Total revenues                                $ 4,174       $16,857       $16,935
                                                         =======       =======       =======

           Interest expense                              $   887       $ 4,550       $ 4,533
                                                         =======       =======       =======

           Depreciation and amortization                 $   758       $ 2,691       $ 2,653
                                                         =======       =======       =======

           Total expenses                                $ 3,951       $16,190       $16,637
                                                         =======       =======       =======

           Net income                                    $   223       $   667       $   298
                                                         =======       =======       =======

           Net income allocable to the Partnership       $   227       $   540       $   226
                                                         =======       =======       =======

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate. The affiliate received property management fees of $6,975, $184,843 and $210,908 in 1999, 1998 and
           1997, respectively. The following sets forth significant data for this partnership, in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:



                                                                1999           1998           1997
                                                              -------        -------        -------
                                                                          (in thousands)
           Total assets                                       $   879        $   404
                                                              =======        =======

           Total liabilities                                  $ 2,722        $ 1,064
                                                              =======        =======

           Deficiency of Real Estate Associates Limited       $(1,776)       $  (757)
                                                              =======        =======

           Equity (deficiency) of other partners              $   (67)       $    97
                                                              =======        =======

           Total revenue                                      $   415        $ 4,215        $ 4,215
                                                              =======        =======        =======

           Net loss                                           $   (81)       $  (548)       $  (346)
                                                              =======        =======        =======

           Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which maybe the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

           On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

           As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788, $253,214 and $119,589 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $55,543 of such costs.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



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

3.         FEES AND EXPENSES DUE GENERAL PARTNER

           Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

           The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $3,300, $24,276 and $24,279 in 1999, 1998
           and 1997, respectively, and is included in administrative expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



4.         CONTINGENCIES

           On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999



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

7.         FOURTH QUARTER ADJUSTMENT

           The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $15,000, between the estimated nine-month equity in income and the actual 1999 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE



                         REAL ESTATE ASSOCIATES LIMITED
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                    Year Ended December 31, 1999
                                -------------------------------------------------------------------------
                                                                 Cash           Equity
                                Balance         Capital         Distri-          In           Balance
                                January 1,      Contri-         butions         Income       December 31,
Limited Partnerships              1999          butions        Received         (Loss)           1999
--------------------            ----------     --------        --------        --------      ------------
Belleville Manor Apts.          $              $               $               $              $

Benroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.                530,241                        (37,918)         86,704         579,027
Dividend Housing Assn.

Clinton Apts., Ltd.

Emporia, Ltd. (Northwood)

Roebern, Ltd. (Ridgeview)

West Lafayette, Ltd.                             45,000                         (45,000)

Williamson Towers, Ltd.
                                --------       --------        --------        --------       --------
                                $530,241       $ 45,000        $(37,918)       $ 41,704       $579,027
                                ========       ========        ========        ========       ========

                                                                        SCHEDULE
                                                                     (Continued)



                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                 Year Ended December 31, 1998
                                         ----------------------------------------------------------------------------------
                                                                                Cash             Equity
                                          Balance           Capital            Distri-            In             Balance
                                         January 1,         Contri-            butions          Income         December 31,
Limited Partnerships                        1998            butions           Received          (Loss)            1998
--------------------                     ----------       ----------        ----------        ----------       ------------
Bedford House *                          $                $                 $                 $                 $

Belleville Manor Apts.

Benroe, Ltd. (Wedgewood)                                       2,752                              (2,752)               --

Bethel Towers, Ltd.

Cherry Hill, Ltd.                           985,631                            (38,113)         (417,277)          530,241
Dividend Housing Assn.

Chidester Place, Ltd. *
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers Associates *

Emporia, Ltd. (Northwood)                   334,345                             (9,481)         (324,864)               --

Gadsden Towers, Ltd. *

LaLoma Assoc., Ltd.*

Parkview Associates *

Pennsylvania Assoc. (Norristown) *

Riverside Towers Associates **

Roebern, Ltd. (Ridgeview)                                      2,980                              (2,980)               --

Van Nuys Associates *

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                         ----------       ----------        ----------        ----------        ----------

                                         $1,319,976       $    5,732        $  (47,594)       $ (747,873)       $  530,241
                                         ==========       ==========        ==========        ==========        ==========



* Sold to the Operating Partnership in 1998

** The interest was redeemed by the local limited partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)



                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                 Year Ended December 31, 1997
                                       ----------------------------------------------------------------------------------
                                                                            Cash              Equity
                                        Balance           Capital          Distri-              In             Balance
                                       January 1,         Contri-          butions            Income         December 31,
Limited Partnerships                      1997            butions          Received           (Loss)             1997
--------------------                   ----------       ----------        ----------        ----------       ------------
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

Gadsden Towers, Ltd.

LaLoma Assoc., Ltd.

Parkview Assoc.

Pennsylvania Assoc. (Norristown)

Riverside Towers Assoc.

Roebern, Ltd. (Ridgeview)                                 12,084                               (12,084)               --

Van Nuys Assoc.

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                       ----------       ----------        ----------        ----------        ----------

                                       $2,486,997       $   12,084        $ (974,165)       $ (204,940)       $1,319,976
                                       ==========       ==========        ==========        ==========        ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)



                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                       FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




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

                                                                    SCHEDULE III

                         REAL ESTATE ASSOCIATES LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS INVESTMENTS
                               DECEMBER 31, 1999


                                                                         BUILDINGS
                                                                       FURNISHINGS &
                                                                        EQUIPMENT-
                                                                      INITIAL COST TO
                                                                      PARTNERSHIP AND
                                                                      AMOUNT CARRIED
                                 NUMBER     OUTSTANDING                 AT CLOSE OF                   ACCUMULATED    CONSTRUCTION
     PARTNERSHIP/LOCATION       OF UNITS   MORTGAGE LOAN     LAND          YEAR            TOTAL      DEPRECIATION      PERIOD
------------------------------  --------   -------------   --------   ---------------   -----------   ------------   ------------
Belleville Manor, Ltd.             32       $   546,069          --     $   777,440     $   777,440   $   487,069      1978-1979
 Benton, KY

Bethel Towers, Ltd.               146         3,191,245      67,400       3,955,212       4,022,612     2,971,806        (A)
 Detroit, MI

Cherry Hill, Ltd.                 186         5,199,164     448,460       7,965,085       8,413,545     4,955,505      1978-1980
 Dividend Housing Assn.
   Southfield, MI

Clinton Apts. Ltd.                 32           320,803      49,868         521,887         571,755       458,992      1977-1980
 Calvert City, KY

Emporia, Ltd. (Northwood)          72         1,235,515      39,500       2,450,579       2,490,079     1,895,438      1978-1980
 Greensville, Co., VA

Roebern, Ltd. (Ridgeview)          32           627,272      26,000       1,009,213       1,035,213       869,262      1978-1979
 Columbus, OH

Benroe, Ltd., (Wedgewood)          32           616,061      45,000       1,093,731       1,138,731       896,276      1978-1979
 Columbus, OH

West Lafayette, Ltd.               49           951,362      35,000       1,255,470       1,290,470     1,004,061      1979-1981
 West Lafayette, OH

Williamson Towers, Ltd.            76         2,417,397          --       3,290,827       3,290,827     2,021,971      1979-1981
 Minroe Co., WV
                                  ---       -----------    --------     -----------     -----------   -----------

   Total                          657       $15,104,888    $711,228     $22,319,444     $23,030,672   $15,560,380
                                  ===       ===========    ========     ===========     ===========   ===========

                                                                    SCHEDULE III
                                                                     (Continued)



                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1999



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

           3.         Investments in property and equipment:



                                                           Buildings,
                                                          Furnishings
                                                              And
                                         Land               Equipment             Total
                                      ------------        ------------        ------------
Balance at January 1, 1997            $  2,583,434        $ 83,527,570        $ 86,111,004

Net additions during 1997                       --             905,364             905,364
                                      ------------        ------------        ------------

Balance at December 31, 1997             2,583,434          84,432,934          87,016,368

Sales of properties during 1998         (2,300,367)        (62,317,616)        (64,617,983)

Net additions during 1998                  428,161              65,283             493,444
                                      ------------        ------------        ------------

Balance at December 31, 1998               711,228          22,180,601          22,891,829

Net additions during 1999                       --             138,843             138,843
                                      ------------        ------------        ------------

Balance at December 31, 1999          $    711,228        $ 22,319,444        $ 23,030,672
                                      ============        ============        ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 1999




                                                                     Buildings,
                                                                    Furnishings
                                                                        And
                                                                     Equipment
                                                                   ------------
Accumulated Depreciation:

Balance at January 1, 1997                                         $ 51,114,600

Net additions during 1997                                             2,563,992
                                                                   ------------

Balance at December 31, 1997                                         53,678,592

Sales of properties during 1998                                     (41,029,759)

Net additions during 1998                                             2,342,189
                                                                   ------------

Balance at December 31, 1998                                         14,991,022

Net additions during 1999                                               569,358
                                                                   ------------

Balance at December 31, 1999                                       $ 15,560,380
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

An affiliate of the Corporate General Partner is responsible for the on-site property management for one property owned by a limited partnership in which the Partnership has invested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $106,232 for the year ended December 31, 1999 and $407,340 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $3,300, $24,276 and $24,279 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate. The affiliate received property management fees of $6,975, $184,844 and $210,908 in 1999, 1998 and 1997, respectively.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real estate and accumulated depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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



REAL ESTATE ASSOCIATES LIMITED

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     General Partner



/s/ CHARLES H. BOXENBAUM
---------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
---------------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
---------------------------------------------
Alan I. Casden
Director


/s/ PAUL PATIERNO
---------------------------------------------
Paul Patierno
Chief Financial Officer