Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2000-05-22
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION

        Item 1.Financial Statements

               Balance Sheets, March 31, 2000 and December 31, 1999 .......................................1

               Statements of Operations,
                      Three Months Ended March 31, 2000 and 1999 ..........................................2

               Statement of Partner's Equity (Deficiency),
                      Three Months Ended March 31, 2000....................................................3

               Statements of Cash Flows
                      Three Months Ended March 31, 2000 and 1999 ..........................................4

               Notes to Financial Statements ..............................................................5

        Item 2.Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ........................................11


PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings..........................................................................13

        Item 6.Exhibits and Reports on Form 8-K ..........................................................13

        Signatures            ............................................................................14

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                           2000            1999
                                                                        (Unaudited)      (Audited)
                                                                        -----------      ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 600,027       $ 579,027

CASH AND CASH EQUIVALENTS (Note 1)                                         152,782         203,866
                                                                         ---------       ---------

          TOTAL ASSETS                                                   $ 752,809       $ 782,893
                                                                         =========       =========


                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable (Note 3)                                           $  41,541       $  46,368
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                      (119,957)       (119,704)
    Limited partners                                                       831,225         856,229
                                                                         ---------       ---------

                                                                           711,268         736,525
                                                                         ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 752,809       $ 782,893
                                                                         =========       =========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                        2000            1999
                                                      ---------       ---------
INTEREST AND OTHER INCOME                             $   2,214       $   5,874
                                                      ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                               24,918          27,488
      Management fees - general partner (Note 3)         26,552          26,558
      Administrative  (Note 3)                            6,482          69,112
                                                      ---------       ---------

                 Total operating expenses                57,952         122,158
                                                      ---------       ---------

LOSS FROM OPERATIONS                                    (55,738)       (116,284)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     9,481           9,481

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                      21,000          19,000
                                                      ---------       ---------

NET LOSS                                              $ (25,257)      $ (87,803)
                                                      =========       =========

NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $      (2)      $      (5)
                                                      =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)



                                          General        Limited
                                          Partners       Partners          Total
                                        ------------    -----------      ----------

PARTNERSHIP INTERESTS                                       16,505
                                                         =========
EQUITY (DEFICIENCY),

      January 1, 2000                    $(119,704)      $ 856,229       $ 736,525

      Net loss for the three months
      ended March 31, 2000                    (253)        (25,004)        (25,257)
                                         ---------       ---------       ---------

EQUITY (DEFICIENCY),

      March 31, 2000                     $(119,957)      $ 831,225       $ 711,268
                                         =========       =========       =========








   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)


                                                                     2000              1999
                                                                  -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                                  $   (25,257)      $   (87,803)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
            Equity in income of limited partnerships
                 and amortization of acquisition costs                (21,000)          (19,000)
            Decrease in accounts payable                               (4,827)          (74,602)
                                                                  -----------       -----------

                 Net cash used in operating activities                (51,084)         (181,405)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Distributions from limited partnership
            recognized as return of capital                              --              37,918
        Sales proceeds                                                   --           3,900,000
                                                                  -----------       -----------


                  Net cash  provided by investing activities             --           3,937,918
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to partners                                        --          (3,900,000)
                                                                  -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (51,084)         (143,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        203,866           540,568
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   152,782       $   397,081
                                                                  ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1999 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 9 limited partnerships. The limited partnerships as of March 31, 2000 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investments in limited partnerships for the three months ended March 31, 2000:

     Balance, beginning of period                                     $ 579,027
     Amortization acquisition costs                                      (1,000)
     Equity in income of limited partnerships                            22,000
                                                                      ---------

     Balance, end of period                                           $ 600,027
                                                                      =========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                             Three months          Three months
                                                 ended                 ended
                                            March 31, 2000        March 31, 1999
                                            --------------        --------------
       REVENUES
           Rental and other                     $1,044,000           $1,631,000
                                                ----------           ----------

       EXPENSES
           Depreciation                            190,000              370,000
           Interest                                222,000              269,000
           Operating                               576,000              831,000
                                              ------------         ------------

                                                   988,000            1,470,000
                                              ------------          -----------

       NET INCOME                             $     56,000         $    161,000
                                              ============         ============

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $3,900,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $26,552 and $26,558 for the three months ended March 31, 2000 and 1999, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,980 and $1,980, for the three months ended March 31, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 4 - CONTINGENCIES (CONTINUED)

     Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                                 MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors on March 12, 2000, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $3,900,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                                 MARCH 31, 2000


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended
          March 31, 2000.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                                 MARCH 31, 2000



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


                                 REAL ESTATE ASSOCIATES LIMITED
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp. General Partner



                                         --------------------------------------
                                         Bruce Nelson
                                         President


                                 Date:
                                        ---------------------------------------



                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                  Date:
                                        ---------------------------------------