Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2000-05-22
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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


                                 REAL ESTATE ASSOCIATES LIMITED
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp. General Partner


                                         /s/ BRUCE NELSON
                                         --------------------------------------
                                         Bruce Nelson
                                         President



                                 Date:   May 22, 2000
                                        ---------------------------------------


                                          /s/ PAUL PATIERNO
                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer



                                  Date:  May 22, 2000
                                        ---------------------------------------