Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2000-08-21
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, June 30, 2000 and December 31, 1999.................  1

         Statements of Operations,
             Six and Three Months Ended June 30, 2000 and 1999...............  2

         Statement of Partner's Equity (Deficiency),
             Six Months Ended June 30, 2000..................................  3

         Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999.........................  4

         Notes to Financial Statements.......................................  5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 15

     Item 6.  Exhibits and Reports on Form 8-K............................... 15

     Signatures.............................................................. 16



                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                              ASSETS

                                                                            2000           1999
                                                                        (Unaudited)      (Audited)
                                                                        -----------      ---------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 609,294       $ 579,027

CASH AND CASH EQUIVALENTS (Note 1)                                         107,284         203,866
                                                                         ---------       ---------

          TOTAL ASSETS                                                   $ 716,578       $ 782,893
                                                                         =========       =========


                                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 3)                                           $  52,519       $  46,368
                                                                         ---------       ---------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                      (120,429)       (119,704)
    Limited partners                                                       784,488         856,229
                                                                         ---------       ---------

                                                                           664,059         736,525
                                                                         ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 716,578       $ 782,893
                                                                         =========       =========







   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                    Six months     Three months    Six months      Three months
                                                      ended           ended           ended          ended
                                                  June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999
                                                  -------------   -------------   -------------   --------------
INTEREST AND OTHER INCOME                           $   3,950       $  1,736        $   9,665       $  3,791
                                                    ---------       --------        ---------       --------

OPERATING EXPENSES:
    Legal and accounting                               48,618         23,700           56,388         28,900
    Management fees - general partner (Note 3)         53,118         26,566           53,116         26,558
    Administrative  (Notes 2 and 3)                    26,161         20,679           82,426         14,313
                                                    ---------       --------        ---------       --------

               Total operating expenses               127,897         70,945          191,930         69,771
                                                    ---------       --------        ---------       --------

LOSS FROM OPERATIONS                                 (123,947)       (69,209)        (182,265)       (65,980)

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED AS
    INCOME (Note 2)                                     9,481             --            9,481             --

EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS AND AMORTIZATION
    OF ACQUISITION COSTS (Note 2)                      42,000         22,000           18,000         (1,000)
                                                    ---------       --------        ---------       --------

NET LOSS                                            $ (72,466)      $(47,209)       $(154,784)      $(66,980)
                                                    =========       ========        =========       ========

NET LOSS PER LIMITED PARTNERSHIP
    INTEREST (Note 1)                               $      (4)      $     (3)       $      (9)      $     (4)
                                                    =========       ========        =========       ========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                                  General           Limited
                                                 Partners           Partners              Total
                                                 --------           --------            --------
PARTNERSHIP INTERESTS                                               16,505
                                                                   =========


EQUITY (DEFICIENCY),
      January 1, 2000                           $(119,704)          $ 856,229           $ 736,525

      Distributions for the six months
      ended June 30, 2000                               0

      Net loss for the six months
      ended June 30, 2000                            (725)            (71,741)            (72,466)
                                                ---------           ---------           ---------

EQUITY (DEFICIENCY),
      June 30, 2000                             $(120,429)          $ 784,488           $ 664,059
                                                =========           =========           =========














   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                        2000                1999
                                                                    -----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $ (72,466)        $  (154,784)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Equity in income of limited partnerships
               and amortization of acquisition costs                  (42,000)            (18,000)
           Increase in accrued fees and
              expenses due general partner                                 --               8,851
          Increase (decrease) in accounts payable                       6,151             (74,935)
                                                                    ---------         -----------

               Net cash used in operating activities                 (108,315)           (238,868)
                                                                    ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnership
          recognized as return of capital                              35,733              37,918
      Advances to limited partnerships                                (24,000)            (20,000)
      Proceed from the sale of limited partnership interests               --           3,900,000
                                                                    ---------         -----------

                Net cash  provided by investing activities             11,733           3,917,918
                                                                    ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                            --          (3,900,000)
                                                                    ---------         -----------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                     (96,582)           (220,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        203,866             540,568
                                                                    ---------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 107,284         $   319,618
                                                                    =========         ===========




   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and changes in cash flows for the six and three months then ended.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

      The Partnership holds limited partnership interests in 9 limited partnerships. The limited partnerships as of June 30, 2000 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

      The following is a summary of the investments in limited partnerships for the six months ended June 30, 2000:

       Balance, beginning of period                                    $ 579,027
       Amortization acquisition costs                                     (2,000)
       Cash distribution recognized as return of capital                 (35,733)
       Advances to limited partnerships                                   24,000
       Equity in income of limited partnerships                           44,000
                                                                       ---------
       Balance, end of period                                           $609,294
                                                                       =========

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

      The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                Six months      Three months         Six months          Three months
                                  ended            ended               ended                ended
                              June 30, 2000    June 30, 2000       June 30, 1999         June 30,1999
                              -------------    -------------       -------------         ------------
       REVENUES
       Rental and other        $2,088,000        $1,044,000         $3,262,000            $1,631,000
                               ----------        ----------         ----------            ----------

       EXPENSES
       Depreciation               380,000           190,000             740,000              370,000
       Interest                   444,000           222,000             538,000              269,000
       Operating                1,152,000           576,000           1,662,000              831,000
                              -----------        ----------        ------------         ------------

                                1,976,000           988,000           2,940,000            1,470,000
                              -----------        ----------        ------------         ------------

       NET INCOME             $   112,000        $   56,000        $    322,000         $    161,000
                              ===========        ==========        ============         ============


      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

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

      On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $3,900,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $53,118 and $53,116 for the six months ended June 30, 2000 and 1999, respectively.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER


      The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,300 and $3,300 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

      On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (CONTINUED)

      On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $3,900,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000

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


                                     REAL ESTATE ASSOCIATES LIMITED
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner

                                          /s/ BRUCE NELSON
                                          --------------------
                                          Bruce Nelson
                                          President


                                    Date:  August 21, 2000
                                          --------------------


                                          /s/ PAUL PATIERNO
                                          --------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                    Date:  August 21, 2000
                                          --------------------