Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2000-11-14
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended September 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Balance Sheets, September 30, 2000 and December 31, 1999 ..................1

          Statements of Operations,
                Nine and Three Months Ended September 30, 2000 and 1999 .............2

          Statement of Partner's Equity (Deficiency),
                Nine Months Ended September 30, 2000.................................3

          Statements of Cash Flows
                Nine Months Ended September 30, 2000 and 1999 .......................4

          Notes to Financial Statements .............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..........................11


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings...................................................13

       Item 6.  Exhibits and Reports on Form 8-K ...................................13

       Signatures     ..............................................................14

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                2000
                                                             (Unaudited)        1999
                                                              ---------       ---------
       INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $ 631,494       $ 579,027

       CASH AND CASH EQUIVALENTS (Note 1)                        61,435         203,866
                                                              ---------       ---------

                 TOTAL ASSETS                                 $ 692,929       $ 782,893
                                                              =========       =========


                        LIABILITIES AND PARTNERS' EQUITY

       LIABILITIES:
            Accounts payable                                  $  46,967       $  46,368
                                                              ---------       ---------

       COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

       PARTNERS' EQUITY (DEFICIENCY):
           General partners                                    (120,610)       (119,704)
           Limited partners                                     766,572         856,229
                                                              ---------       ---------

                                                                645,962         736,525
                                                              ---------       ---------

                 TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 692,929       $ 782,893
                                                              =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                         Nine months    Three months     Nine months    Three months
                                                            ended           ended           ended           ended
                                                        Sept 30, 2000   Sept 30, 2000   Sept 30, 1999   Sept 30, 1999
                                                        -------------   -------------   -------------   -------------
      INTEREST AND OTHER INCOME                           $   5,118       $   1,167       $  13,080       $   3,414
                                                          ---------       ---------       ---------       ---------

      OPERATING EXPENSES:
          Legal and accounting                               56,318           7,700          57,688           1,300
          Management fees - general partner (Note 3)         79,656          26,538          79,674          26,558
          Administrative  (Note 3)                           33,388           7,228          93,635          12,209
                                                          ---------       ---------       ---------       ---------

                   Total operating expenses                 169,362          41,466         230,997          40,067
                                                          ---------       ---------       ---------       ---------

      LOSS FROM OPERATIONS                                 (164,244)        (40,299)       (217,917)        (36,653)

      DISTRIBUTIONS FROM LIMITED
          PARTNERSHIPS RECOGNIZED AS
          INCOME (Note 2)                                     9,481              --           9,481              --

      EQUITY IN INCOME OF LIMITED
          PARTNERSHIPS AND AMORTIZATION
          OF ACQUISITION COSTS (Note 2)                      64,200          22,200          57,000          20,000
                                                          ---------       ---------       ---------       ---------

      NET LOSS                                            $ (90,563)      $ (18,099)      $(151,436)      $ (16,653)
                                                          =========       =========       =========       =========

      NET LOSS PER LIMITED
          PARTNERSHIP INTEREST (Note 1)                   $      (5)      $      (1)      $      (9)      $      (1)
                                                          =========       =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                 General        Limited
                                                Partners        Partners         Total
                                                --------        --------         -----
         PARTNERSHIP INTERESTS                                     16,505
                                                                =========


         EQUITY (DEFICIENCY),
              January 1, 2000                   $(119,704)      $ 856,229       $ 736,525

              Net loss for the nine months
              ended September 30, 2000               (906)        (89,657)        (90,563)
                                                ---------       ---------       ---------

         EQUITY (DEFICIENCY),
              September 30, 2000                $(120,610)      $ 766,572       $ 645,962
                                                =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                            2000              1999
                                                                         -----------       -----------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                     $   (90,563)      $  (151,436)
            Adjustments to reconcile net loss to net
              cash used in operating activities:
                Equity in income of limited partnerships
                     and amortization of acquisition costs                   (64,200)          (57,000)
                Increase (decrease) in accounts payable                          599           (74,943)
                                                                         -----------       -----------

                     Net cash used in operating activities                  (154,164)         (283,379)
                                                                         -----------       -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Distributions from limited partnerships
                recognized as return of capital                               35,733            37,918
            Advances to limited partnerships                                 (24,000)          (20,000)
            Proceeds from the sale of limited partnership interests                -         3,900,000
                                                                         -----------       -----------

                      Net cash  provided by investing activities              11,733         3,917,918
                                                                         -----------       -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Distributions to partners                                              -        (3,900,000)
                                                                         -----------       -----------

       NET DECREASE IN CASH AND CASH
            EQUIVALENTS                                                     (142,431)         (265,461)

       CASH AND CASH EQUIVALENTS, beginning of period                        203,866           540,568
                                                                         -----------       -----------

       CASH AND CASH EQUIVALENTS, end of period                          $    61,435       $   275,107
                                                                         ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 9 limited partnerships. The limited partnerships as of September 30, 2000 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investments in limited partnerships for the nine months ended September 30, 2000:

        Balance, beginning of period                           $ 579,027
        Amortization of acquisition costs                         (2,800)
        Cash distribution recognized as return of capital        (35,733)
        Advances to limited partnerships                          24,000
        Equity in income of limited partnerships                  67,000
                                                               ---------

        Balance, end of period                                 $ 631,494
                                                               =========

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                         Nine months    Three months     Nine months     Three months
                                            ended           ended           ended           ended
                                        Sept. 30, 2000  Sept. 30, 2000  Sept. 30, 1999   Sept. 30,1999
                                        --------------  --------------  --------------   -------------
            REVENUES
              Rental and other            $3,130,000      $1,044,000      $4,893,000      $1,631,000
                                          ----------      ----------      ----------      ----------

            EXPENSES
              Depreciation                   569,000         190,000       1,110,000         370,000
              Interest                       666,000         222,000         807,000         269,000
              Operating                    1,729,000         576,000       2,493,000         831,000
                                          ----------      ----------      ----------      ----------

                                           2,964,000         988,000       4,410,000       1,470,000
                                          ----------      ----------      ----------      ----------

                         Net income       $  166,000      $   56,000      $  483,000      $  161,000
                                          ==========      ==========      ==========      ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $3,900,000 which was collected in 1999. In March, 1999, the Partnership made cash distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 1/2 and 1 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $79,656 and $79,674 for the nine months ended September 30, 2000 and 1999, respectively.

                         REAL ESTATE ASSOCIATES LIMITED
                        (A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,300 and $3,300 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000

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


                                     REAL ESTATE ASSOCIATES LIMITED
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner



                                          By:  /s/ BRUCE NELSON
                                             ----------------------------
                                             Bruce Nelson
                                             President


                                          Date:  November 14, 2000
                                               --------------------------


                                          By:  /s/ BRIAN H. SHUMAN
                                             ----------------------------
                                             Brian H. Shuman
                                             Chief Financial Officer


                                          Date:  November 14, 2000
                                               --------------------------