Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2001-03-30
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

REAL holds limited partnership interests in 9 local limited partnerships as of December 31, 2000, after selling its interests in 9 local limited partnerships, in December 1998 to the Operating Partnership and after having its interest in one local limited partnership redeemed on September 30, 1998. Each of these limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2000, of the projects owned by local limited partnerships in which REAL is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 2000



                                                Units Authorized
                                                     For Rental
                                                  Assistance Under
                                                    Section 8 or
                                                     Other Rent                    Percentage of
                                   No. of            Supplement       Units        Total Units
Name and Location                   Units              Program       Occupied        Occupied
-----------------                  -------       -----------------   --------      ------------
Belleville Manor                     32                  32/0           30              94%
Marion, KY

Bethel Towers                       146                  53/0          139              95%
Detroit, MI

Cherry Hill Place                   186                 186/0          186             100%
Inkster, MI

Clinton Apts.                        24                  24/0           24             100%
Clinton, KY

Northwood Village                    72                  72/0           71              99%
Emporia, VA

Ridgeview Estates                    32                   0/32          30              94%
Lewisburg, W. VA.

Wedgewood Village                    32                   0/32          31              97%
Ripley, W. VA

W. Lafayette Apts.                   49                  49/0           47              96%
W. Lafayette, OH

Williamson Towers                    76                  76/0           76             100%
Williamson, W. VA
                                    ---                 ------         ---
                                    649                 492/64         634              98%
                                    ===                 ======         ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 1,103 registered holders of units in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6.   SELECTED FINANCIAL DATA:


                                                               Year Ended December 31,
                                   -----------------------------------------------------------------------------------
                                       2000              1999              1998              1997              1996
                                   -----------       -----------       -----------       -----------       -----------
Loss from Operations               $  (228,061)      $  (269,214)      $  (788,370)      $  (622,278)      $  (490,373)

Gain on sale of limited
    partnership interests                   --                --         3,798,734                --                --

Distributions from Limited
   Partnerships Recognized
   as Income                            50,774             9,481           997,836           587,078           465,403

Equity in Income (Loss) of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                    94,117            41,704          (747,873)         (204,940)          177,874
                                   -----------       -----------       -----------       -----------       -----------

Net Income (Loss)                  $   (83,170)      $  (218,029)      $ 3,260,327       $  (240,140)      $   152,904
                                   ===========       ===========       ===========       ===========       ===========

Net Income (Loss) per limited
   Partnership Interest            $        (5)      $       (13)      $       196       $       (14)      $         9
                                   ===========       ===========       ===========       ===========       ===========



Total assets                       $   687,018       $   782,893       $ 4,970,809       $ 1,864,839       $ 2,863,973
                                   ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                    $   661,411       $   579,027       $   530,241       $ 1,319,976       $ 2,486,997
                                   ===========       ===========       ===========       ===========       ===========

Accrued Fees and Expenses
   Due General Partner             $        --       $        --       $        --       $   181,333       $ 1,021,677
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

At December 31, 2000, the Partnership had investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 8 local partnerships in December 1998 and had its interest in one local partnership redeemed in September 30, 1998. The Partnership, as a limited partner, is entitled to 50% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2000 and 1999, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $71,000, $239,000 and $540,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $118,117, $41,704 and $149,808 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the loss recorded by the Partnership for the year ended December 31, 1998 includes impairment losses of $897,681 recognized on certain of the investments in local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $3,541,631 and $3,492,053 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $50,774, $9,481 and $997,836 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions were higher in 1998 than in 2000 and 1999 because the Partnership's interest in one local limited partnership was redeemed on September 30, 1998 for a payment of $589,915. In addition, distributions decreased in 2000 and 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $2,511, $203,866 and $540,568, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $5,521, $16,080 and $13,917 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $407,340 for 1998 to $106,207 and $106,232 for 2000 and 1999, respectively.

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

As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788 and $253,214 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were generally consistent and were $88,746, $66,438 and $74,602 for the years ended December 31, 2000, 1999 and 1998, respectively. Administrative expenses were $38,629, $112,624 and $320,345 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $6,760, $3,300 and $24,276 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, included in administrative expenses in 1999 and 1998 is $70,788 and $253,214, respectively, in expenses, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $55,543 of such costs.

Revenues and expenses of the local limited partnerships decreased during the years ended December 31, 2000 and 1999 as compared to 1998, as a result of the sale of 8 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $16,857,000 for the year ended December 31, 1998, to $4,058,000 and $4,174,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $16,190,000 for the year ended December 31, 1998, to $3,994,000 and $3,951,000 for the years ended December 31, 2000 and 1999, respectively.

The total net income for the local partnerships for 2000, 1999 and 1998 aggregated $64,000, $223,000, $667,000, respectively. The income allocated to the Partnership was $71,000, $227,000 and $540,000 for 2000, 1999 and 1998,
respectively.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE:

Not applicable.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in income (loss) of these limited partnerships represents 2 percent of the total net income of the Partnership for the year ended December 31, 1998, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                2000            1999
                                                             ---------       ---------
      INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $ 661,411       $ 579,027

      CASH AND CASH EQUIVALENTS (Note 1)                         2,511         203,866

      DUE FROM NAPICO (Note 3)                                  23,096              --
                                                             ---------       ---------


                TOTAL ASSETS                                 $ 687,018       $ 782,893
                                                             =========       =========


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

      LIABILITIES:
           Accounts payable                                  $  33,663       $  46,368
                                                             ---------       ---------


      COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

      PARTNERS' EQUITY (DEFICIENCY):
          General partners                                    (120,536)       (119,704)
          Limited partners                                     773,891         856,229
                                                             ---------       ---------

                                                               653,355         736,525
                                                             ---------       ---------

                 TOTAL LIABILITIES AND PARTNERS' EQUITY      $ 687,018       $ 782,893
                                                             =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                          2000              1999              1998
                                                      -----------       -----------       -----------
INTEREST AND OTHER INCOME                             $     5,521       $    16,080       $    13,917
                                                      -----------       -----------       -----------

OPERATING EXPENSES:
      Legal and accounting                                 88,746            66,438            74,602
      Management fees - general partner (Note 3)          106,207           106,232           407,340
      Administrative  (Note 3)                             38,629           112,624           320,345
                                                      -----------       -----------       -----------

TOTAL OPERATING EXPENSES                                  233,582           285,294           802,287
                                                      -----------       -----------       -----------

LOSS FROM OPERATIONS                                     (228,061)         (269,214)         (788,370)

GAIN ON SALE OF LIMITED PARTNERSHIP
       INTERESTS (Note 2)                                      --                --         3,798,734

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      50,774             9,481           997,836

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                        94,117            41,704          (747,873)
                                                      -----------       -----------       -----------

NET (LOSS) INCOME                                     $   (83,170)      $  (218,029)      $ 3,260,327
                                                      ===========       ===========       ===========

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                   $        (5)      $       (13)      $       196
                                                      ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                               General          Limited
                              Partners          Partners            Total
                             -----------       -----------       -----------
EQUITY (DEFICIENCY),
    January 1, 1998          $  (111,127)      $ 1,705,354       $ 1,594,227

    Net income for 1998           32,603         3,227,724         3,260,327
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1998            (78,524)        4,933,078         4,854,554

    Distributions                (39,000)       (3,861,000)       (3,900,000)

    Net loss for 1999             (2,180)         (215,849)         (218,029)
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1999           (119,704)          856,229           736,525

    Net loss for 2000               (832)          (82,338)          (83,170)
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 2000        $  (120,536)      $   773,891       $   653,355
                             ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                             2000              1999              1998
                                                                         -----------       -----------       -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
      Net (loss) income                                                  $   (83,170)      $  (218,029)      $ 3,260,327
      Adjustments to reconcile net (loss) income to net
        cash (used in) provided by  operating activities:
          Equity in loss (income) of limited partnerships
               and amortization of acquisition costs                         (94,117)          (41,704)          747,873
           Gain on sale of partnership interests                                  --                --        (3,798,734)
           Increase in due from NAPICO                                       (23,096)               --                --
           Decrease in accrued fees
              and expenses due general partner                                    --                --          (181,333)
           (Decrease) increase in accounts payable                           (12,705)          (69,887)           26,976
                                                                         -----------       -----------       -----------

               Net cash (used in) provided by
                  operating activities                                      (213,088)         (329,620)           55,109
                                                                         -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of partnership interests                              --                --          (101,266)
      Distributions from limited partnership
          recognized as return of capital                                     35,733            37,918            47,594
      Capital contribution to limited partnerships                           (24,000)          (45,000)           (5,732)
      Proceed from the sale of limited partnership interests                      --         3,900,000                --
                                                                         -----------       -----------       -----------

                Net cash provided by (used in) investing activities           11,733         3,892,918           (59,404)
                                                                         -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                   --        (3,900,000)               --
                                                                         -----------       -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (201,355)         (336,702)           (4,295)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                      203,866           540,568           544,863
                                                                         -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                        $     2,511       $   203,866       $   540,568
                                                                         ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and Charles H. Boxenbaum, Chief Executive Officer of NAPICO. The business of the Partnership is conducted primarily by NAPICO.

       Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       On December 30, 1998, the Partnership sold its interests in 8 local limited partnerships for $3,900,000 to the Operating Partnership. In addition, on September 30, 1998, the Partnership's interest in one local limited partnership was redeemed for $589,915.

       Basis of Presentation

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

       Net (Loss) Income Per Limited Partnership Interest

       Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,505 for all years presented.

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 9 limited partnerships as of December 31, 2000 and 1999, after selling its interests in 8 limited partnerships and having its interest in one limited partnership redeemed in 1998. The limited partnerships own residential low income rental projects consisting of 649 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the limited partnerships.

       Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,541,631 and $3,492,053 as of December 31, 2000 and 1999, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                     2000            1999
                                                                   ---------       ---------
       Investment balance, beginning of year                       $ 579,027       $ 530,241
       Capital contribution                                           24,000          45,000
       Equity in loss of limited partnerships                         96,903          44,490
       Amortization of capitalized acquisition costs and fees         (2,786)         (2,786)
       Cash distributions recognized as return of capital            (35,733)        (37,918)
                                                                   ---------       ---------

       Investment balance, end of year                             $ 661,411       $ 579,027
                                                                   =========       =========


       The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

       Selected financial information from the combined financial statements of the limited partnerships, at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

                                 Balance Sheets

                                                           2000           1999
                                                         --------       --------
                                                               (in thousands)
       Land and buildings, net                           $  6,972       $  7,470
                                                         ========       ========

       Total assets                                      $ 10,880       $ 11,642
                                                         ========       ========

       Mortgages payable                                 $ 14,289       $ 15,105
                                                         ========       ========

       Total liabilities                                 $ 15,366       $ 16,095
                                                         ========       ========

       Deficiency of Real Estate Associates Limited      $ (3,362)      $ (3,388)
                                                         ========       ========

       Deficiency of other partners                      $ (1,124)      $ (1,065)
                                                         ========       ========

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                                      2000        1999          1998
                                                    -------      -------      -------
                                                             (in thousands)
       Total revenues                               $ 4,058      $ 4,174      $16,857
                                                    =======      =======      =======

       Interest expense                             $   847      $   887      $ 4,550
                                                    =======      =======      =======

       Depreciation and amortization                $   783      $   758      $ 2,691
                                                    =======      =======      =======

       Total expenses                               $ 3,994      $ 3,951      $16,190
                                                    =======      =======      =======

       Net income                                   $    64      $   223      $   667
                                                    =======      =======      =======

       Net income allocable to the Partnership      $    71      $   227      $   540
                                                    =======      =======      =======

       Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate. The affiliate received property management fees of $6,127, $6,975 and $184,843 in 2000, 1999 and 1998, respectively. The following sets forth significant data for this partnership, in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


                                                           2000         1999         1998
                                                         --------      -------      -------
                                                                    (in thousands)
       Total assets                                      $   780       $   879
                                                         =======       =======

       Total liabilities                                 $ 2,738       $ 2,722
                                                         =======       =======

       Deficiency of Real Estate Associates Limited      $(1,879)      $(1,776)
                                                         =======       =======

       Equity (deficiency) of other partners             $   (80)      $   (67)
                                                         =======       =======

       Total revenue                                     $   409       $   415       $   440
                                                         =======       =======       =======

       Net loss                                          $  (115)      $   (81)      $   (41)
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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788 and $253,214 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $55,543 of such costs.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $6,760, $3,300 and $24,276 in 2000, 1999 and 1998,
       respectively, and is included in administrative expenses.

4.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs claims are without merit and intend to contest the actions vigorously.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



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

7.     FOURTH QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $30,000, between the estimated nine-month equity in income and the actual 2000 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                          Year Ended December 31, 2000
                                       ------------------------------------------------------------------
                                                                     Cash          Equity
                                        Balance        Capital       Distri-          In          Balance
                                        January        Contri-       butions        Income        December
Limited Partnerships                    1, 2000        butions       Received       (Loss)        31, 2000
--------------------                   ---------      --------      ---------      --------      ---------
Belleville Manor Apts.                 $              $              $             $              $

Benroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.                        579,027                      (35,733)      118,117        661,411
Dividend Housing Assn.

Clinton Apts., Ltd.

Emporia, Ltd. (Northwood)

Roebern, Ltd. (Ridgeview)

West Lafayette, Ltd.                         --         24,000                      (24,000)            --

Williamson Towers, Ltd.
                                       ---------      --------      ---------      --------      ---------
                                       $ 579,027      $ 24,000      $ (35,733)     $ 94,117      $ 661,411
                                       =========      ========      =========      ========      =========

                                                                     SCHEDULE
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                             Year Ended December 31, 1999
                                      ---------------------------------------------------------------------
                                                                     Cash           Equity
                                       Balance        Capital       Distri-           In           Balance
                                       January        Contri-       butions         Income        December
Limited Partnerships                   1, 1999        butions       Received        (Loss)        31, 1999
--------------------                  ---------       --------      ---------       --------      ---------
Belleville Manor Apts.                $              $              $             $              $

Benroe, Ltd. (Wedgewood)

Bethel Towers, Ltd.

Cherry Hill, Ltd.                       530,241                       (37,918)        86,704        579,027
Dividend Housing Assn.

Clinton Apts., Ltd.

Emporia, Ltd. (Northwood)

Roebern, Ltd. (Ridgeview)

West Lafayette, Ltd.                                    45,000                       (45,000)

Williamson Towers, Ltd.
                                      ---------       --------      ---------       --------      ---------

                                      $ 530,241       $ 45,000      $ (37,918)      $ 41,704      $ 579,027
                                      =========       ========      =========       ========      =========

                                                                     SCHEDULE
                                                                     (Continued)


                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                           Year Ended December 31, 1998
                                    -----------------------------------------------------------------------
                                                                     Cash           Equity
                                      Balance          Capital       Distri-          In          Balance
                                      January          Contri-       butions        Income        December
Limited Partnerships                  1, 1998          butions       Received       (Loss)        31, 1998
                                    -----------        -------      ---------     ----------     ----------
Bedford House *                     $                  $            $             $               $

Belleville Manor Apts.

Benroe, Ltd. (Wedgewood)                                 2,752                        (2,752)            --

Bethel Towers, Ltd.

Cherry Hill, Ltd.                       985,631                       (38,113)      (417,277)       530,241
Dividend Housing Assn.

Chidester Place, Ltd. *
Dividend Housing Assn.

Clinton Apts., Ltd.

East Central Towers Associates *

Emporia, Ltd. (Northwood)               334,345                        (9,481)      (324,864)            --

Gadsden Towers, Ltd. *

LaLoma Assoc., Ltd.*

Parkview Associates *

Pennsylvania Assoc. (Norristown) *

Riverside Towers Associates **

Roebern, Ltd. (Ridgeview)                                2,980                        (2,980)            --

Van Nuys Associates *

West Lafayette, Ltd.

Williamson Towers, Ltd.
                                    -----------        -------      ---------     ----------      ---------

                                    $ 1,319,976        $ 5,732      $ (47,594)    $ (747,873)     $ 530,241
                                    ===========        =======      =========     ==========      =========


  * Sold to the Operating Partnership in 1998
** The interest was redeemed by the local limited partnership in 1998.

                                                                     SCHEDULE
                                                                     (CONTINUED)


                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

                   REAL ESTATE ASSOCIATES LIMITED                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2000

                                                                          Buildings,
                                                                      Furnishings and
                                                                         Equipment-
                                                                      Initial Cost to
                                                                      Partnership and
                              Number of   Outstanding                  Amount Carried                    Accumulated    Construction
Partnership/Location            Units    Mortgage Loan        Land    at Close of Year      Total       Depreciation       Period
------------------------------------------------------------------------------------------------------------------------------------
Belleville Manor, Ltd.            32     $   533,720              --     $   790,154     $   790,154     $   515,791     1978-1979
  Marion, KY
Bethel Towers, Ltd.              146       2,997,506          67,400       3,955,212       4,022,612       3,076,907           (A)
  Detroit, MI
Cherry Hill, Ltd.                186       4,898,159         448,460       8,096,919       8,545,379       5,229,623     1978-1980
  Inkster, MI
Clinton Apts. Ltd.                24         140,157          49,868         527,591         577,459         480,018     1977-1980
  Clinton, KY
Emporia, Ltd. (Northwood)         72       1,199,578          39,500       2,495,153       2,534,653       1,958,744     1978-1980
  Emporia, VA
Roebern, Ltd. (Ridgeview)         32         608,630          26,000       1,009,213       1,035,213         892,751     1978-1979
  Lewisburg, WV
Bernroe, Ltd. (Wedgewood)         32         598,318          45,000       1,093,731       1,138,731         917,176     1978-1979
  Ripley, WV
West Lafayette, Ltd.              49         940,599          35,000       1,255,470       1,290,470       1,039,952     1979-1980
  West Lafayette, OH
Williamson Towers, Ltd.           76       2,372,240              --       3,290,827       3,290,827       2,142,929     1979-1981
  Williamson, WV
                                ----     -----------     -----------     -----------     -----------     -----------

                   TOTAL         649     $14,288,907     $   711,228     $22,514,270     $23,225,498     $16,253,891
                                ====     ===========     ===========     ===========     ===========     ===========

       (A)    This project was complete when REAL entered the Partnership.

                                                                    SCHEDULE III
                                                                    (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2000


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

              3.    Investments in property and equipment:

                                                        Buildings,
                                                       Furnishings
                                                           And
                                        Land             Equipment          Total
                                    ------------      ------------      ------------
Balance at January 1, 1998          $  2,583,434      $ 84,432,934      $ 87,016,368

Sales of properties during 1998       (2,300,367)      (62,317,616)      (64,617,983)

Net additions during 1998                428,161            65,283           493,444
                                    ------------      ------------      ------------

Balance at December 31, 1998             711,228        22,180,601        22,891,829

Net additions during 1999                     --           138,843           138,843
                                    ------------      ------------      ------------

Balance at December 31, 1999             711,228        22,319,444        23,030,672

Net additions during 2000                     --           194,826           194,826
                                    ------------      ------------      ------------

Balance at December 31, 2000        $    711,228      $ 22,514,270      $ 23,225,498
                                    ============      ============      ============

                                                                    SCHEDULE III
                                                                    (CONTINUED)


                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2000


                                     Buildings,
                                    Furnishings
                                       And
                                     Equipment
                                    ------------
Accumulated Depreciation:

Balance at January 1, 1998          $ 53,678,592

Sales of properties during 1998      (41,029,759)

Net additions during 1998              2,342,189
                                    ------------

Balance at December 31, 1998          14,991,022

Net additions during 1999                569,358
                                    ------------

Balance at December 31, 1999          15,560,380

Net additions during 2000                693,511
                                    ------------

Balance at December 31, 2000        $ 16,253,891
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-

Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $106,207, $106,232 and $407,340 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $6,760, $3,300 and $24,276 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in five of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate. The affiliate received property management fees of $6,127, $6,975 and $184,844 in 2000, 1999 and 1998, respectively.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real estate and accumulated depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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


REAL ESTATE ASSOCIATES LIMITED


By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
    General Partner

/s/ CHARLES H. BOXENBAUM
--------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
--------------------------------------------
Brian H. Shuman
Chief Financial Officer