Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2001-05-15
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

               Balance Sheets, March 31, 2001 and December 31, 2000 .........  1

               Statements of Operations,
                      Three Months Ended March 31, 2001 and 2000 ............  2

               Statement of Partner's Equity (Deficiency),
                      Three Months Ended March 31, 2001......................  3

               Statements of Cash Flows
                      Three Months Ended March 31, 2001 and 2000 ............  4

               Notes to Financial Statements ................................  5

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................. 11

PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings............................................. 13

        Item 6.Exhibits and Reports on Form 8-K ............................. 13

        Signatures .......................................................... 14

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                         2001            2000
                                                      ----------      ----------
                                                      (Unaudited)      (Audited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $  673,367      $  661,411
CASH AND CASH EQUIVALENTS (Note 1)                            --           2,511
DUE FROM NAPICO (Note 3)                                  20,756          23,096
                                                      ----------      ----------
          TOTAL ASSETS                                $  694,123      $  687,018
                                                      ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                 $   48,188      $   33,663
                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS' EQUITY (DEFICIENCY):
    General partners                                    (120,610)       (120,536)
    Limited partners                                     766,545         773,891
                                                      ----------      ----------
                                                         645,935         653,355
                                                      ----------      ----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY     $  694,123      $  687,018
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                           2001          2000
                                                         --------      --------
INTEREST AND OTHER INCOME                                $    128      $  2,214
                                                         --------      --------
OPERATING EXPENSES:
      Legal and accounting                                 11,975        24,918
      Management fees - general partner (Note 3)           26,552        26,552
      Administrative  (Note 3)                              6,601         6,482
                                                         --------      --------
                 Total operating expenses                  45,128        57,952
                                                         --------      --------
LOSS FROM OPERATIONS                                      (45,000)      (55,738)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       8,580         9,481

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                        29,000        21,000
                                                         --------      --------
NET LOSS                                                 $ (7,420)     $(25,257)
                                                         ========      ========
NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                  $     --      $     (2)
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                             General     Limited
                                            Partners     Partners        Total
                                            ---------    ---------     ---------
PARTNERSHIP INTERESTS                                       16,505
EQUITY (DEFICIENCY),
        January 1, 2001                     $(120,536)   $ 773,891     $ 653,355

        Net loss for the three months
          ended March 31, 2001                    (74)      (7,346)       (7,420)
                                            ---------    ---------     ---------
EQUITY (DEFICIENCY),
        March 31, 2001                      $(120,610)   $ 766,545     $ 645,935
                                            =========    =========     =========

              The accompanying notes are an integral part of these
                             financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                      2001             2000
                                                                    --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                    $ (7,420)        $ (25,257)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
            Equity in income of limited partnerships
                 and amortization of acquisition costs               (29,000)          (21,000)
            Increase (decrease) in accounts payable                   14,525            (4,827)
            Decrease in due from Napico                                2,340                --
                                                                    --------         ---------
                 Net cash used in operating activities               (19,555)          (51,084)
                                                                    --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Distributions from limited partnerships
            recognized as return of capital                           40,044                --
        Capital contribution to limited partnerships                 (23,000)               --
                                                                    --------         ---------
                  Net cash  provided by investing activities          17,044                --
                                                                    --------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,511)          (51,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,511           203,866
                                                                    --------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     --         $ 152,782
                                                                    ========         =========

The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three months then ended.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net income per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 16,505 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2001, the Partnership holds limited partnership interests in 9 limited partnerships. The limited partnerships as of March 31, 2001 own residential low income rental projects consisting of 649 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investments in limited partnerships for the three months ended March 31, 2001:

     Balance, beginning of period                                                $ 661,411
     Capital contribution to limited partnerships                                   23,000
     Amortization acquisition costs                                                 (1,000)
     Distributions from limited partnerships recognized as return of capital       (40,044)
     Equity in income of limited partnerships                                       30,000
                                                                                 ---------
     Balance, end of period                                                      $ 673,367
                                                                                 =========

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                    Three months          Three months
                                       ended                  ended
                                   March 31, 2001        March 31, 2000
                                   --------------        --------------
     REVENUES
         Rental and other            $1,015,000            $1,044,000
                                     ----------            ----------
     EXPENSES
         Depreciation                   196,000               190,000
         Interest                       212,000               222,000
         Operating                      591,000               576,000
                                     ----------            ----------
                                        999,000               988,000
                                     ----------            ----------
     NET INCOME                      $   16,000            $   56,000
                                     ==========            ==========

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $26,552 and $26,552 for the three months ended March 31, 2001 and 2000, respectively.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,300 and $2,000 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

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

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

                                   REAL ESTATE ASSOCIATES LIMITED
                                   (a California limited partnership)

                                   By:   National Partnership Investments Corp.
                                         General Partner

                                         /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President

                                   Date: May 15, 2001


                                         /s/ BRIAN H. SHUMAN
                                         ---------------------------------------
                                         Brian H. Shuman
                                         Chief Financial Officer

                                   Date: May 15, 2001