Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2001-08-14
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets, June 30, 2001 and December 31, 2000...................  1

       Statements of Operations,
             Six and Three Months Ended June 30, 2001 and 2000...............  2

       Statement of Partner's Equity (Deficiency),
             Six Months Ended June 30, 2001..................................  3

       Statement of Cash Flows
             Six Months Ended June 30, 2001 and 2000.........................  4

       Notes to Financial Statements.........................................  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 11


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 13

     Item 6. Exhibits and Reports on Form 8-K................................ 13

Signatures................................................................... 14

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                            2001           2000
                                                                        (Unaudited)
                                                                        -----------      ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 704,818       $ 661,411

CASH AND CASH EQUIVALENTS                                                   10,733           2,511

DUE FROM GENERAL PARTNER (Note 3)                                                           23,096
                                                                         ---------       ---------

          TOTAL ASSETS                                                   $ 715,551       $ 687,018
                                                                         =========       =========

                                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to General Partner (Note 3)                        $  34,689       $       -
     Accounts payable                                                       56,696          33,663
                                                                         ---------       ---------
                                                                            91,385          33,663


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                      (120,828)       (120,536)
    Limited partners                                                       744,994         773,891
                                                                         ---------       ---------

                                                                           624,166         653,355
                                                                         ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 715,551       $ 687,018
                                                                         =========       =========



   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                   Six months     Three months     Six months    Three months
                                                      ended          ended           ended           ended
                                                  June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                                  -------------   -------------   -------------   -------------
INTEREST AND OTHER INCOME                           $     257       $     129       $   3,950       $   1,736
                                                    ---------       ---------       ---------       ---------
OPERATING EXPENSES:
    Legal and accounting                               28,306          16,331          48,618          23,700
    Management fees - general partner (Note 3)         53,106          26,554          53,118          26,566
    Administrative  (Note 3)                           17,065          10,464          26,161          20,679
                                                    ---------       ---------       ---------       ---------
               Total operating expenses                98,477          53,349         127,897          70,945
                                                    ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                                  (98,220)        (53,220)       (123,947)        (69,209)
DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED AS
    INCOME (Note 2)                                     8,580              --           9,481              --
EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS AND AMORTIZATION
    OF ACQUISITION COSTS (Note 2)                      60,451          31,451          42,000          22,000
                                                    ---------       ---------       ---------       ---------
NET LOSS                                            $ (29,189)      $ (21,769)      $ (72,466)      $ (47,209)
                                                    =========       =========       =========       =========
NET LOSS PER LIMITED PARTNERSHIP
    INTEREST (Note 1)                               $      (2)      $      (1)      $      (4)      $      (3)
                                                    =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                        General         Limited
                                        Partners        Partners         Total
                                       ----------      ----------      ---------

PARTNERSHIP INTERESTS                                    16,505
                                                       ========

EQUITY (DEFICIENCY),
      January 1, 2001                  $(120,536)      $ 773,891       $ 653,355

      Net loss for the six months
      ended June 30, 2001                   (292)        (28,897)        (29,189)
                                       ---------       ---------       ---------

EQUITY (DEFICIENCY),
      June 30, 2001                    $(120,828)      $ 744,994       $ 624,166
                                       =========       =========       =========















   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                   2001           2000
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $ (29,189)      $ (72,466)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Equity in income of limited partnerships
               and amortization of acquisition costs              (60,451)        (42,000)
          Decrease in due from general partner                     23,096
           Increase in accrued fees and
              expenses due general partner                         34,689               -
          Increase (decrease) in accounts payable                  23,033           6,151
                                                                ---------       ---------

               Net cash used in operating activities               (8,822)       (108,315)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnership
          recognized as return of capital                          40,044          35,733
      Advances to limited partnerships                            (23,000)        (24,000)
                                                                ---------       ---------

                Net cash  provided by investing activities         17,044          11,733
                                                                ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                   8,222         (96,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,511         203,866
                                                                ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  10,733       $ 107,284
                                                                =========       =========





   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                  JUNE 30, 2001


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

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and money market funds with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. At times, such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                                  JUNE 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 9 limited partnerships, located in 5 different states. The limited partnerships as of June 30, 2001 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled from 50 percent to 99 percent of the profits and losses in the limited partnerships.

        Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,550,000 and $3,541,631 as of June 30, 2001 and December 31, 2000, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships for the six months ended June 30, 2001:

        Balance, beginning of period                                $ 661,411
        Cash distribution recognized as return of capital             (40,044)
        Advances to limited partnerships                               23,000
        Equity in income of limited partnerships                       60,451
                                                                    ---------

        Balance, end of period                                      $ 704,818
                                                                    =========


                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                  Six months        Three months          Six months        Three months
                                     ended              ended                ended              ended
                                 June 30, 2001      June 30, 2001        June 30, 2000      June 30, 2000
                                 -------------      -------------        -------------      -------------
        REVENUES
              Rental and other     $2,030,000          $1,015,000          $2,088,000         $1,044,000
                                   ----------          ----------          ----------          ---------

        EXPENSES
             Depreciation             392,000             196,000             380,000            190,000
             Interest                 424,000             212,000             444,000            222,000
             Operating              1,182,000             591,000           1,152,000            576,000
                                 ------------        ------------         -----------       ------------

                                    1,998,000             999,000           1,976,000            988,000
                                 ------------        ------------         -----------       ------------

        NET INCOME              $      32,000        $     16,000         $   112,000       $     56,000
                                =============        ============         ===========       ============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $4,115 for the six months ended June 30, 2001.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):


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

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $53,106 and $53,116 for the six months ended June 30, 2001 and 2000, respectively.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $4,680 and $3,300 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        The managing general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the managing general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

        RESULTS OF OPERATIONS

        Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the managing general partner.

        The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships is recognized from two investee limited partnerships. All other investee limited partnerships have reduced their investment balances to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments in accordance with the equity accounting method.

        Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

        Except for money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The managing general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                                 REAL ESTATE ASSOCIATES LIMITED
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp. General Partner


                                         /s/ BRUCE NELSON
                                         ---------------------------------
                                         Bruce Nelson
                                         President


                                 Date:   August 14, 2001
                                         ---------------------------------


                                         /s/ BRIAN H. SHUMAN
                                         ---------------------------------
                                         Brian H. Shuman
                                         Chief Financial Officer


                                 Date:   August 14, 2001
                                         ---------------------------------