Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2001-11-13
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

            Balance Sheets, September 30, 2001 and December 31, 2000 ...............   1

            Statements of Operations,
                   Nine and Three Months Ended September 30, 2001 and 2000 .........   2

            Statement of Partner's Equity (Deficiency),
                   Nine Months Ended September 30, 2001.............................   3

            Statements of Cash Flows,
                   Nine Months Ended September 30, 2001 and 2000 ...................   4

            Notes to Financial Statements ..........................................   5

        Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ......................  12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...................................................  14

        Item 6. Exhibits and Reports on Form 8-K ...................................  14

Signatures .........................................................................  15

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                         2001            2000
                                                      -----------      ---------
                                                      (Unaudited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $ 709,954       $ 661,411
CASH AND CASH EQUIVALENTS                                  2,733           2,511
DUE FROM GENERAL PARTNER (Note 3)                             --          23,096
                                                       ---------       ---------
          TOTAL ASSETS                                 $ 712,687       $ 687,018
                                                       =========       =========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accrued fees due to general partner (Note 3)      $  63,583       $      --
     Accounts payable                                     77,895          33,663
                                                       ---------       ---------
                                                         141,478          33,663
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                    (121,357)       (120,536)
    Limited partners                                     692,566         773,891
                                                       ---------       ---------
                                                         571,209         653,355
                                                       ---------       ---------
           TOTAL LIABILITIES AND PARTNERS' EQUITY      $ 712,687       $ 687,018
                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                      Nine months       Three months       Nine months       Three months
                                                         ended              ended             ended              ended
                                                     Sept 30, 2001      Sept 30, 2001     Sept 30, 2000      Sept 30, 2000
                                                     -------------      -------------     -------------      -------------
INTEREST AND OTHER INCOME                              $     296          $     39          $   5,118          $  1,167
                                                       ---------          --------          ---------          --------
OPERATING EXPENSES:
    Legal and accounting                                  47,177            18,871             56,318             7,700
    Management fees - general partner (Note 3)            79,659            26,553             79,656            26,538
    Administrative  (Note 3)                              29,773            12,708             33,388             7,228
                                                       ---------          --------          ---------          --------
               Total operating expenses                  156,609            58,132            169,362            41,466
                                                       ---------          --------          ---------          --------
LOSS FROM OPERATIONS                                    (156,313)          (58,093)          (164,244)          (40,299)

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED AS
    INCOME (Note 2)                                        8,580                --              9,481                --

EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS AND AMORTIZATION
    OF ACQUISITION COSTS (Note 2)                         65,587             5,136             64,200            22,200
                                                       ---------          --------          ---------          --------
NET LOSS                                               $ (82,146)         $(52,957)         $ (90,563)         $(18,099)
                                                       =========          ========          =========          ========
NET LOSS PER LIMITED PARTNERSHIP
    INTEREST (Note 1)                                  $      (5)         $     (3)         $      (5)         $     (1)
                                                       =========          ========          =========          ========

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                                    General       Limited
                                                    Partners      Partners        Total
                                                    ----------    ---------     ---------
PARTNERSHIP INTERESTS                                               16,505
                                                                  ========
EQUITY (DEFICIENCY),
      January 1, 2001                               $(120,536)    $773,891      $653,355

      Net loss for the nine months
      ended September 30, 2001                           (821)     (81,325)      (82,146)
                                                    ---------     --------      --------
EQUITY (DEFICIENCY),
      September 30, 2001                            $(121,357)    $692,566      $571,209
                                                    =========     ========      ========


The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                2001          2000
                                                              --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $(82,146)    $ (90,563)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Equity in income of limited partnerships
               and amortization of acquisition costs           (65,587)      (64,200)
          Decrease in due from general partner                  23,096
           Increase in accrued fees and
              expenses due to general partner                   63,583
          Increase in accounts payable                          44,232           599
                                                              --------     ---------
               Net cash used in operating activities           (16,822)     (154,164)
                                                              --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnership
          recognized as return of capital                       40,044        35,733
      Advances to limited partnerships                         (23,000)      (24,000)
                                                              --------     ---------
                Net cash  provided by investing activities      17,044        11,733
                                                              --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                  222      (142,431)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,511       203,866
                                                              --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  2,733        61,435
                                                              ========     =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and changes in cash flows for the six and three months then ended.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

        The Partnership holds limited partnership interests in 9 limited partnerships, located in 5 different states. The limited partnerships as of September 30, 2001 own residential low income rental projects consisting of 657 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled from 50 percent to 99 percent of the profits and losses in the limited partnerships.

        Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,560,000 and $3,541,631 as of September 30, 2001 and December 31, 2000, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships for the nine months ended September 30, 2001:

        Balance, beginning of period                          $ 661,411
        Cash distribution recognized as return of capital       (40,044)
        Advances to limited partnerships                         23,000
        Amortization of acquisition costs                        (2,090)
        Equity in income of limited partnerships                 67,677
                                                              ---------
        Balance, end of period                                $ 709,954
                                                              =========

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                  Nine months       Three months          Nine months       Three months
                                     ended              ended                ended              ended
                                Sept. 30, 2001     Sept. 30, 2001       Sept. 30, 2000      Sept. 30, 2000
                                --------------     --------------       --------------      --------------
        REVENUES
              Rental and other    $3,045,000          $1,015,000           $3,130,000          $1,044,000
        EXPENSES
              Depreciation           588,000             196,000              569,000            190,000
              Interest               636,000             212,000              666,000            222,000
              Operating            1,773,000             591,000            1,729,000            576,000
                                  ----------          ----------           ----------          ----------
                                   2,997,000             999,000            2,964,000            988,000
                                  ----------          ----------           ----------          ----------
        NET INCOME                   $48,000             $16,000             $166,000            $56,000
                                  ==========          ==========           ==========          ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $2,995 for the nine months ended September 30, 2001.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001

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

NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was approximately $80,000 for the nine months ended September 30, 2001 and 2000.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $7,020 and $5,300 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001


NOTE 3 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

        As of September 30, 2001, the fees and expenses of $63,583 due the general partner exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 - CONTINGENCIES

        In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001

NOTE 4 -- CONTINGENCIES (CONTINUED)

        In the opinion of management and the managing general partner, the above claims will not result in any material liability to the Partnership.

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


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

                                    REAL ESTATE ASSOCIATES LIMITED
                                    (a California limited partnership)

                                    By:   National Partnership Investments Corp.
                                          General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President

                                    Date: November 13, 2001
                                          --------------------------------------


                                          /s/ BRIAN H. SHUMAN
                                          --------------------------------------
                                          Brian H. Shuman
                                          Chief Financial Officer

                                    Date: November 13, 2001
                                          --------------------------------------