Form 10-K405
period 2001-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2002-03-29
CIK 225789

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2001

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL holds limited partnership interests in 9 local limited partnerships as of December 31, 2001, after selling its interests in 9 local limited partnerships to the Operating Partnership in December 1998 and after having its interest in one local limited partnership redeemed on September 30, 1998. Each of these limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section

8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2001, all of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2001, of the projects owned by local limited partnerships in which REAL is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 2001

                                                            Units Authorized
                                                               For Rental
                                                            Assistance Under
                                                              Section 8 or
                                                               Other Rent                            Percentage of
                                           No. of              Supplement             Units           Total Units
Name and Location                           Units                Program            Occupied           Occupied
-----------------                          -------            ------------         ----------         ----------
Belleville Manor                             32                   32/  0               32                100%
Marion, KY

Bethel Towers                               146                   53/  0              142                 97%
Detroit, MI

Cherry Hill Place                           186                  186/  0              186                100%
Inkster, MI

Clinton Apts.                                24                   24/  0               22                 92%
Clinton, KY

Northwood Village                            72                   72/  0               68                 94%
Emporia, VA

Ridgeview Estates                            32                    0/ 32               23                 72%
Lewisburg, W. VA.

Wedgewood Village                            32                    0/ 32               32                100%
Ripley, W. VA

W. Lafayette Apts.                           49                   49/  0               48                 98%
W. Lafayette, OH

Williamson Towers                            76                   76/  0               75                 99%
Williamson, W. VA
                                         ------                 --------             ----
                                            649                   492/64              628                 97%
                                         ======                 ========             ====

ITEM 2.        PROPERTIES:

The local limited partnerships in which REAL holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3.        LEGAL PROCEEDINGS:

CLASS ACTION

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
(vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

OTHER

Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 1,094 registered holders of units in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $3,861,000 to the limited partners and $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6.   SELECTED FINANCIAL DATA:


                                                               Year Ended December 31,
                                  -------------------------------------------------------------------------------
                                      2001             2000             1999             1998             1997
                                  -----------      -----------      -----------      -----------      -----------
Loss from Operations              $  (240,906)     $  (228,061)     $  (269,214)     $  (788,370)     $  (622,278)

Gain on sale of limited
    partnership interests                --               --               --          3,798,734             --

Distributions from Limited
   Partnerships Recognized
   as Income                            8,580           50,774            9,481          997,836          587,078

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                   (7,092)          94,117           41,704         (747,873)        (204,940)
                                  -----------      -----------      -----------      -----------      -----------
Net (Loss) Income                 $  (239,418)     $   (83,170)     $  (218,029)     $ 3,260,327      $  (240,140)
                                  ===========      ===========      ===========      ===========      ===========
Net (Loss) Income per limited
   Partnership Interest           $       (15)     $        (5)     $       (13)     $       196      $       (14)
                                  ===========      ===========      ===========      ===========      ===========

Total assets                      $   659,018      $   687,018      $   782,893      $ 4,970,809      $ 1,864,839
                                  ===========      ===========      ===========      ===========      ===========
Investments in Limited
   Partnerships                   $   658,626      $   661,411      $   579,027      $   530,241      $ 1,319,976
                                  ===========      ===========      ===========      ===========      ===========
Accrued Fees and Expenses
   Due General Partner            $    93,531      $      --        $      --        $      --        $   181,333
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

At December 31, 2001, the Partnership had investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 8 local partnerships in December 1998 and had its interest in one local partnership redeemed in September 30, 1998. The Partnership, as a limited partner, is entitled to 50% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2001 and 2000, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $2,000, $71,000 and $227,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in (loss) income of limited partnerships, of $(7,092), $94,117 and $41,704 for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $3,735,000 and $3,542,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $8,580, $50,774 and $9,481 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001, 2000 and 1999, the Partnership has cash and cash equivalents of $392, $2,511 and $203,866, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $350, $5,521 and $16,080 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $106,212, $106,207 and $106,232 for 2001, 2000 and 1999, respectively. As of December 31, 2001, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788 for the year ended December 31, 1999, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were generally consistent and were $89,251, $88,746 and $66,438 for the years ended December 31, 2001, 2000 and 1999, respectively. Administrative expenses were $45,793, $38,629 and $112,624 for the years ended December 31, 2001, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $9,360, $6,760 and $3,300 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, included in administrative expenses in 1999 is $70,788, in expenses, related to the aforementioned third-party review of the properties owned by the local partnerships.

Total revenue for the local partnerships were $4,046,000, $4,058,000 and $4,174,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $4,056,000, $3,994,000 and $3,951,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net (loss) income for the local partnerships for 2001, 2000 and 1999 aggregated $(10,000), $64,000, $223,000, respectively. The (loss) income allocated to the Partnership was $(192,000), $71,000 and $227,000 for 2001, 2000 and 1999, respectively.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                      2001           2000
                                                                   ---------      ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                       $ 658,626      $ 661,411

CASH AND CASH EQUIVALENTS (Note 1)                                       392          2,511

DUE FROM NAPICO (Note 3)                                                --           23,096
                                                                   ---------      ---------

          TOTAL ASSETS                                             $ 659,018      $ 687,018
                                                                   =========      =========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due general partner                 $  93,531      $    --
     Accounts payable                                                151,550         33,663
                                                                   ---------      ---------
                                                                     245,081         33,663

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                (122,930)      (120,536)
    Limited partners                                                 536,867        773,891
                                                                   ---------      ---------
                                                                     413,937        653,355
                                                                   ---------      ---------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 659,018      $ 687,018
                                                                   =========      =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001           2000           1999
                                                     ---------      ---------      ---------
INTEREST AND OTHER INCOME                            $     350      $   5,521      $  16,080
                                                     ---------      ---------      ---------

OPERATING EXPENSES:
      Legal and accounting                              89,251         88,746         66,438
      Management fees - general partner (Note 3)       106,212        106,207        106,232
      Administrative  (Note 3)                          45,793         38,629        112,624
                                                     ---------      ---------      ---------
TOTAL OPERATING EXPENSES                               241,256        233,582        285,294
                                                     ---------      ---------      ---------

LOSS FROM OPERATIONS                                  (240,906)      (228,061)      (269,214)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    8,580         50,774          9,481

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                     (7,092)        94,117         41,704
                                                     ---------      ---------      ---------
NET LOSS                                             $(239,418)     $ (83,170)     $(218,029)
                                                     =========      =========      =========
NET LOSS PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                  $     (15)     $      (5)     $     (13)
                                                     =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                             General        Limited
                            Partners        Partners           Total
                          -----------      -----------      ----------
EQUITY (DEFICIENCY),
   January 1, 1999        $   (78,524)     $ 4,933,078      $ 4,854,554

    Distributions             (39,000)      (3,861,000)      (3,900,000)

    Net loss for 1999          (2,180)        (215,849)        (218,029)
                          -----------      -----------      -----------

EQUITY (DEFICIENCY),
    December 31, 1999        (119,704)         856,229          736,525

    Net loss for 2000            (832)         (82,338)         (83,170)
                          -----------      -----------      -----------

EQUITY (DEFICIENCY),
    December 31, 2000        (120,536)         773,891          653,355

    Net loss for 2001          (2,394)        (237,024)        (239,418)
                          -----------      -----------      -----------

EQUITY (DEFICIENCY),
    December 31, 2001     $  (122,930)     $   536,867      $   413,937
                          ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001             2000             1999
                                                                  -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                   $  (239,418)     $   (83,170)     $  (218,029)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
           Equity in loss (income) of limited partnerships
                and amortization of acquisition costs                   7,092          (94,117)         (41,704)
            Decrease (increase) in due from general partner            23,096          (23,096)            --
            Increase in accrued fees
               and expenses due general partner                        93,531             --               --
            Increase (decrease) in accounts payable                   117,887          (12,705)         (69,887)
                                                                  -----------      -----------      -----------
                Net cash provided by (used in) operating
                   activities                                           2,188         (213,088)        (329,620)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnership
           recognized as return of capital                             40,045           35,733           37,918
       Capital contribution to limited partnerships                   (44,352)         (24,000)         (45,000)
       Proceed from the sale of limited partnership interests            --               --          3,900,000
                                                                  -----------      -----------      -----------
                 Net cash provided by investing activities             (4,307)          11,733        3,892,918
                                                                  -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                         --               --         (3,900,000)
                                                                  -----------      -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,119)        (201,355)        (336,702)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                2,511          203,866          540,568
                                                                  -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                $       392      $     2,511      $   203,866
                                                                  ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

        On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

        Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 9 limited partnerships as of December 31, 2001 and 2000, after selling its interests in 8 limited partnerships and having its interest in one limited partnership redeemed in 1998. The limited partnerships own residential low income rental projects consisting of 649 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the limited partnerships.

        Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,735,000 and $3,542,000 as of December 31, 2001 and 2000,
        respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                              2001           2000
                                                           ---------      ---------
Investment balance, beginning of year                      $ 661,411      $ 579,027
Capital contribution                                          44,352         24,000
Equity in (loss) income of limited partnerships               (4,307)        96,903
Amortization of capitalized acquisition costs and fees        (2,785)        (2,786)
Cash distributions recognized as return of capital           (40,045)       (35,733)
                                                           ---------      ---------
Investment balance, end of year                            $ 658,626      $ 661,411
                                                           =========      =========

        The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Selected financial information from the combined financial statements of the limited partnerships, at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

                                 Balance Sheets

                                                       2001          2000
                                                     --------      --------
                                                         (in thousands)
Land and buildings, net                              $  6,479      $  6,972
                                                     ========      ========
Total assets                                         $ 10,274      $ 10,880
                                                     ========      ========
Mortgages payable                                    $ 13,619      $ 14,289
                                                     ========      ========
Total liabilities                                    $ 14,850      $ 15,366
                                                     ========      ========
Deficiency of Real Estate Associates Limited         $ (3,556)     $ (3,362)
                                                     ========      ========
Deficiency of other partners                         $ (1,020)     $ (1,124)
                                                     ========      ========

                            Statements of Operations

                                                         2001         2000        1999
                                                        -------      -------     -------
                                                                  (in thousands)
Total revenues                                          $ 4,046      $ 4,058     $ 4,174
                                                        =======      =======     =======
Interest expense                                        $   783      $   847     $   887
                                                        =======      =======     =======
Depreciation and amortization                           $   774      $   783     $   758
                                                        =======      =======     =======
Total expenses                                          $ 4,056      $ 3,994     $ 3,951
                                                        =======      =======     =======
Net (loss) income                                       $   (10)     $    64     $   223
                                                        =======      =======     =======
Net (loss) income allocable to the Partnership          $  (192)     $    71     $   227
                                                        =======      =======     =======

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        An affiliate of NAPICO is the general partner in three of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenues. The affiliate received property management fees of $11,339, $6,127 and $6,975 in 2001, 2000 and 1999, respectively. The following sets forth significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

                                                       2001         2000        1999
                                                      -------      -------     -------
                                                               (in thousands)
 Total assets                                         $   734      $   780
                                                      =======     =======
 Total liabilities                                    $ 2,774      $ 2,739
                                                      =======     =======
 Deficiency of Real Estate Associates Limited         $(2,085)     $(1,879)
                                                      =======     =======
 Deficiency of other partners                         $    45      $   (80)
                                                      =======     =======
 Total revenue                                        $   425      $   409     $   415
                                                      =======      =======     =======
 Net loss                                             $   (75)     $  (115)    $   (81)
                                                      =======      =======     =======

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $70,788 for the year ended December 31, 1999, and are included in administrative expenses.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,360, $6,760 and $3,300 in 2001, 2000 and 1999, respectively, and is included in administrative expenses.

        As of December 31, 2001, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

4.      CONTINGENCIES

        CLASS ACTION

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

4.      CONTINGENCIES (CONTINUED)

        injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

        After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

        Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

        OTHER

        Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have,

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

4.      CONTINGENCIES (CONTINUED)

        however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

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

7.      FOURTH QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The change of approximately $72,679, between the estimated nine-month equity in income and the actual 2001 year end equity in loss, has been recorded in the fourth quarter.

                                                                        SCHEDULE

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                           Year Ended December 31, 2001
                               ----------------------------------------------------------------------------------------
                                                                                Cash           Equity
                                Balance        Capital                         Distri-            In          Balance
                                January        Contri-       Amortization      butions          Income        December
Limited Partnerships            1, 2001        butions         Acq costs       Received         (Loss)        31, 2001
--------------------            -------        -------         ---------       --------         ------        --------
Belleville Manor Apts          $    --        $               $               $               $               $
Benroe, Ltd. (Wedgewood)            --                                                                             --
Bethel Towers, Ltd.                 --                                                                             --
Cherry Hill, Ltd.                661,411           --            (2,785)        (40,045)         40,045         658,626
Clinton Apts., Ltd.                 --                                                                             --
Emporia, Ltd. (Northwood)           --                                                                             --
Roebern, Ltd. (Ridgeview)           --           12,545                                         (12,545)           --
West Lafayette, Ltd.                --           31,807                                         (31,807)           --
Williamson Towers, Ltd.             --                                                                             --
                               ---------      ---------       ---------       ---------       ---------       ---------
                               $ 661,411      $  44,352          (2,785)      $ (40,045)      $  (4,307)      $ 658,626
                               =========      =========       =========       =========       =========       =========

                                                                        SCHEDULE
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                            Year Ended December 31, 2000
                               ---------------------------------------------------------------------------------------
                                                                                Cash           Equity
                                Balance        Capital                         Distri-           In            Balance
                                January        Contri-       Amortization      butions         Income          December
Limited Partnerships            1, 2000        butions         Acq costs       Received        (Loss)          31, 2000
--------------------            -------        -------         ---------       --------        ------          --------
Belleville Manor Apts          $              $               $               $               $              $
Benroe, Ltd. (Wedgewood)
Bethel Towers, Ltd.
Cherry Hill, Ltd.                579,027                                        (35,733)        118,117          661,411
Clinton Apts., Ltd.
Emporia, Ltd. (Northwood)
Roebern, Ltd. (Ridgeview)
West Lafayette, Ltd.                --           24,000                                         (24,000)             --
Williamson Towers, Ltd.
                               ---------      ---------       ---------       ---------       ---------      ------------
                               $ 579,027      $  24,000       $    --         $ (35,733)      $  94,117      $    661,411
                               =========      =========       =========       =========       =========      ============

                                                                        SCHEDULE
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          Year Ended December 31, 1999
                               --------------------------------------------------------------------------------------
                                                                                Cash           Equity
                                Balance        Capital                         Distri-           In           Balance
                                January        Contri-       Amortization      butions         Income         December
Limited Partnerships            1, 1999        butions         Acq costs       Received        (Loss)         31, 1999
--------------------            -------        -------         ---------       --------        ------         --------
Belleville Manor Apts          $              $               $               $               $              $
Benroe, Ltd. (Wedgewood)
Bethel Towers, Ltd.
Cherry Hill, Ltd.                530,241                                        (37,918)         86,704         579,027
Clinton Apts., Ltd.
Emporia, Ltd. (Northwood)
Roebern, Ltd. (Ridgeview)
West Lafayette, Ltd.                             45,000                                         (45,000)
Williamson Towers, Ltd.
                               ---------      ---------       ---------       ---------       ---------      ----------
                               $ 530,241      $  45,000       $    --         $ (37,918)      $  41,704      $  579,027
                               =========      =========       =========       =========       =========      ==========

                                                                        SCHEDULE
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
          INVESTMENT IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTES:       1.      Equity in (loss) income of limited partnerships
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

                                                                    SCHEDULE III

                         REAL ESTATE ASSOCIATES LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2001

                                                                            Buildings,
                                                                         Furnishings and
                                                                           Equipment -
                                                                         Initial Cost to
                                                                         Partnership and
                               Number     Outstanding                     Amount Carried                  Accumulated   Construction
Partnership/Location          of Units   Mortgage Loan         Land      at Close of Year       Total     Depreciation    Period
--------------------          --------   -------------         ----      ----------------       -----     ------------    ------
Belleville Manor, Ltd.           32      $   414,981             --        $   805,146      $   805,146   $   546,976    1978-1979
  Marion, KY
Bethel Towers, Ltd.             146        2,895,279           67,400        4,026,381        4,093,781     3,180,710          (A)
  Detroit, MI
Cherry Hill, Ltd.               186        4,572,333          448,460        8,156,245        8,604,705     5,511,676    1978-1980
  Inkster, MI
Clinton Apts. Ltd.               24          131,559           49,868          538,385          588,253       502,664    1977-1980
  Clinton, KY
Emporia, Ltd. (Northwood)        72        1,161,233           39,500        2,529,723        2,569,223     2,018,034    1978-1980
  Emporia, VA
Roebern, Ltd. (Ridgeview)        32          590,114           26,000        1,009,317        1,035,317       918,276    1978-1979
  Lewisburg, W. VA
Bernroe, Ltd. (Wedgewood)        32          598,318           45,000        1,093,731        1,138,731       938,076    1978-1979
  Ripley, W. VA
West Lafayette, Ltd.             49          931,612           35,000        1,256,812        1,291,812     1,059,586    1979-1980
  West Lafayette, OH
Williamson Towers, Ltd.          76        2,323,335             --          3,290,827        3,290,827     2,262,626    1979-1981
  Williamson, W. VA
                              --------   -----------      -----------      -----------      -----------   -----------
            TOTAL               649      $13,618,764      $   711,228      $22,706,567      $23,417,795   $16,938,624
                              ========   ===========      ===========      ===========      ===========   ===========


        (A) This project was complete when REAL entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2001


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

            3.   Investments in property and equipment:

                                                     Buildings,
                                                     Furnishings
                                                        And
                                      Land           Equipment         Total
Balance at January 1, 1999        $   711,228      $22,180,601      $22,891,829
Net additions during 1999                --            138,843          138,843
                                  -----------      -----------      -----------
Balance at December 31, 1999          711,228       22,319,444       23,030,672
Net additions during 2000                --            194,826          194,826
                                  -----------      -----------      -----------
Balance at December 31, 2000          711,228       22,514,270       23,225,498
Net additions during 2001                --            192,297          192,297
                                  -----------      -----------      -----------
Balance at December 31, 2001      $   711,228      $22,706,567      $23,417,795
                                  ===========      ===========      ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                         REAL ESTATE ASSOCIATES LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL HAS INVESTMENTS
                                DECEMBER 31, 2001


                                   Buildings,
                                  Furnishings
                                      And
                                   Equipment
                                  -----------
Accumulated Depreciation:
Balance at January 1, 1999        $14,991,022
Net additions during 1999             569,358
                                  -----------
Balance at December 31, 1999       15,560,380
Net additions during 2000             693,511
                                  -----------
Balance at December 31, 2000       16,253,891
Net additions during 2001             684,733
                                  -----------
Balance at December 31, 2001      $16,938,624
                                  ===========

PART III.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 50, President, Chief Operating Officer and a director of
NAPICO.

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

ALAN I. CASDEN, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 39, Senior Vice President and Chief Financial Officer.

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

PATRICIA W. TOY, 72, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 35, Senior Vice President, General Counsel and Secretary.

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

ITEM 11.        MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is equal to .5 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $106,212, $106,207 and $106,232 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,360, $6,760 and $3,300 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in one of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of 5 percent of its revenues. The affiliate received property management fees of $11,339, $6,127 and $6,975 in 2001, 2000 and 1999, respectively.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2001, 2000 and
1999.

Schedule III - Real estate and accumulated depreciation, December 31, 2001, 2000 and 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

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

REAL ESTATE ASSOCIATES LIMITED

By:         NATIONAL PARTNERSHIP INVESTMENTS CORP.
            General Partner


/s/__________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/__________________________________
Bruce E. Nelson
Director and President


/s/__________________________________
Alan I. Casden
Director


/s/__________________________________
Brian H. Shuman
Chief Financial Officer