Form 10QSB
period 2002-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2002-05-15
CIK 225789

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED
(A California Limited Partnership)

California	95-3187912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet,
	March 31, 2002	1

	Statements of Operations,
	Three Months Ended March 31, 2002 and 2001	2

	Statement of Partner’s Equity (Deficiency),
	Three Months Ended March 31, 2002	3

	Statements of Cash Flows
	Three Months Ended March 31, 2002 and 2001	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

BALANCE SHEET
MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$635,441
CASH AND CASH EQUIVALENTS (Note 1)	33,134

TOTAL ASSETS	$668,575

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES:
Accrued fees and expenses due general partner	$122,424
Accounts payable	171,020

293,444
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS’ EQUITY (DEFICIENCY):
General partners	(123,318)
Limited partners	498,449

375,131

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$668,575

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST AND OTHER INCOME	$50	$128

OPERATING EXPENSES:
Legal and accounting	23,373	11,975
Management fees — general partner (Note 3)	26,552	26,552
Administrative (Note 3)	7,727	6,601

Total operating expenses	57,652	45,128

LOSS FROM OPERATIONS	(57,602)	(45,000)
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	9,481	8,580
EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	9,315	29,000

NET LOSS	$(38,806)	$(7,420)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(2)	$—

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		16,505

EQUITY (DEFICIENCY),
January 1, 2002	$(122,930)	$536,867	$413,937
Net loss for the three months ended March 31, 2002	(388)	(38,418)	(38,806)

EQUITY (DEFICIENCY),
March 31, 2002	$(123,318)	$498,449	$375,131

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,806)	$(7,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in income of limited partnerships and amortization of acquisition costs	(9,315)	(29,000)
Decrease in due from general partner	—	2,340
Increase in accrued fees and expenses due general partner	28,893
Increase in accounts payable	19,470	14,525

Net cash provided by (used in) operating activities	242	(19,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from limited partnerships recognized as return of capital	32,500	40,044
Capital contribution to limited partnerships	—	(23,000)

Net cash provided by investing activities	32,500	17,044

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,742	(2,511)
CASH AND CASH EQUIVALENTS, beginning of period	392	2,511

CASH AND CASH EQUIVALENTS, end of period	$33,134	$—

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited (the “Partnership.”) Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and changes in cash flows for the three months then ended.

The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 16,505 for the periods presented.

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

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2002, the Partnership holds limited partnership interests in 9 limited partnerships. The limited partnerships as of March 31, 2002 own residential low income rental projects consisting of 649 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled from 50 percent to 99 percent of the profits and losses in the limited partnerships.

Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $3,748,000 as of March 31, 2002.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

The following is a summary of the investments in limited partnerships for the three months ended March 31, 2002:

Balance, beginning of period	$658,626
Amortization acquisition costs	(696)
Distributions from limited partnerships recognized as return of capital	(32,500)
Equity in income of limited partnerships	10,011

Balance, end of period	$635,441

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued):

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues
Rental and other	$1,012,000	$1,015,000

Expenses
Depreciation	194,000	196,000
Interest	196,000	212,000
Operating	625,000	591,000

	1,015,000	999,000

Net (loss) income	$(3,000)	$16,000

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued):

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

NOTE 3 — MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interest in the capital accounts of the respective partnerships. The management fee incurred was $26,552 for the three months ended March 31, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,340 and $2,300 for the three months ended March 31, 2002 and 2001, respectively, and is included in administrative expenses.

As of March 31, 2002, the fees and expenses due the managing general partner exceeded the Partnership’s cash. The managing general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 — CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 4 — CONTINGENCIES (Continued)

been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recision of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The managing general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

MARCH 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

Except for certificates of deposit and money market funds, the Partnership’s investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

MARCH 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

MARCH 31, 2002

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recision of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The managing general partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

REAL ESTATE ASSOCIATES LIMITED
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED (a California limited partnership)

By:	National Partnership Investments Corp. General Partner

By:	/s/ PETER KOMPANIEZ
Peter Kompaniez President

Date:	5/15/02

By:	/s/ BRIAN H. SHUMAN
Brian H. Shuman Chief Financial Officer

Date:	5/15/02