Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2002-08-19
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-09262


                         REAL ESTATE ASSOCIATES LIMITED
                       (A California Limited Partnership)


          California                                             95-3187912
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                          Beverly Hills, California 90211
                  (Address of former principal executive offices)

                          REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                              INDEX TO FORM 10-QSB

                        FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    June 30, 2002                                              1

                  Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners'(Deficiency) Equity,
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                10


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            12

      SIGNATURES                                                              13

      EXHIBIT                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                           $ 659,046
Cash and cash equivalents                                                  5,003

            Total assets                                               $ 664,049

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to partners (Note 3)                               $ 171,018
   Accounts payable and accrued expenses                                   97,357
   Advances due to affiliates                                              57,088

                                                                          325,463
Commitments and Contingencies (Notes 3 and 4)

Partners' (deficiency) equity:
   General partners                                                      (123,684)
   Limited partners                                                       462,270

                                                                          338,586

          Total liabilities and partners' (deficiency) equity          $ 664,049

     The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                            STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               2002          2001          2002           2001

interest income                            $         1   $       129   $        51   $       257

operating Expenses:
  Management fees - partners (Note 3)           26,554        26,554        53,106        53,106
  General and administrative (Note 3)           27,049        10,464        34,776        17,065
  Legal and accounting                           6,549        16,331        29,922        28,306
        Total operating expenses                60,152        53,349       117,804        98,477

Loss from Partnership operations               (60,151)      (53,220)     (117,753)      (98,220)
Distributions from limited partnerships
  recognized as income (Note 2)                     --            --         9,481         8,580
Equity in income of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                      23,606        31,451        32,921        60,451

Net loss                                    $  (36,545)   $  (21,769)   $  (75,351)   $  (29,189)

Net loss allocated to general
  partners (1%)                             $     (365)   $      (218)  $     (754)   $     (292)
Net loss allocated to limited
  partners (99%)                               (36,180)       (21,551)     (74,597)      (28,897)

                                            $  (36,545)   $   (21,769)  $  (75,351)   $  (29,189)
Net loss per limited partnership
  interest (Note 1)                         $       (2)   $        (1)  $       (5)   $       (2)

     The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                     STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                       FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     16,505

Partners' (deficiency) equity,
  January 1, 2002                     $ (122,930)       $ 536,867        $ 413,937

Net loss for the six months
  ended June 30, 2002                       (754)          (74,597)         (75,351)

Partners' (deficiency) equity,
  June 30, 2002                       $ (123,684)       $ 462,270        $ 338,586


     The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (75,351)      $ (29,189)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of limited partnerships and
      amortization of acquisition costs                               (32,921)        (60,451)
     Increase in due from general partner                                  --          23,096
     (Decrease) increase in accounts payable and accrued
      expenses                                                        (54,193)         23,033
     Increase in accrued fees due to partners                              --          34,689
         Net cash used in operating activities                       (162,465)         (8,822)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                   32,501          40,044
  Advances to limited partnerships                                         --         (23,000)
  Repayment of advances to limited partnerships                        77,487              --
         Net cash provided by investing activities                    109,988          17,044

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from affiliates                                             57,088              --

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,611           8,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            392           2,511

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 5,003         $ 10,733


     The accompanying notes are an integral part of these financial statements.

                          REAL ESTATE ASSOCIATES LIMITED
                         (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"). Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in nine limited partnerships. The limited partnerships as of June 30, 2002 own residential low income rental projects consisting of 649 apartment units. The mortgage loans for these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2002:


           Balance, beginning of period                    $ 658,626
           Amortization acquisition costs                     (1,393)
           Distributions from limited partnerships
             recognized as return of capital                 (32,501)
           Equity in income of limited partnerships
             costs and fees                                   34,314

           Balance, end of period                          $ 659,046

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,012,000     $ 1,015,000     $ 2,024,000     $ 2,030,000

Expenses
  Depreciation                194,000         196,000         388,000         392,000
  Interest                    196,000         212,000         392,000         424,000
  Operating                   625,000         591,000       1,250,000       1,182,000

                            1,015,000         999,000       2,030,000       1,998,000

Net (loss) income           $ (3,000)      $ 16,000         $ (6,000)       $ 32,000

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was $53,106 for both the six months ended June 30, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,680 for both the six months ended June 30, 2002 and 2001 and is included in administrative expenses.

As of June 30, 2002, the fees and expenses due the Managing General Partner exceeded the Partnership's cash. The Managing General Partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Other

Plaintiff, who is a limited partner in the Partnership, claimed that NAPICO and other defendants (1) had refused to provide the plaintiff with access to the books and records of the Partnership, and (2) had breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants had, however, provided their books and records to plaintiff pursuant to a protective order. On May 28, 2002, the case was dismissed without prejudice.

The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.5 percent of investment assets is payable to the managing general partner.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The equity in income of limited partnerships was recognized from one investee limited partnership for the three and six months ended June 30, 2002 and 2001. All other investee limited partnerships balances have been reduced to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments in accordance with the equity accounting method.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Other

Plaintiff, who is a limited partner in the Partnership, claimed that NAPICO and other defendants (1) had refused to provide the plaintiff with access to the books and records of the Partnership, and (2) had breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants had, however, provided their books and records to plaintiff pursuant to a protective order. On May 28, 2002, the case was dismissed without prejudice.

The Managing General Partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 3, Restated Certificate and Agreement of Limited Partnership
            dated  May  15,  1979  herein   incorporated  by  reference  to  the
            Partnership's Form S-11 No. 260561.

            Exhibit 99,  Certification of Chief  Executive   Officer  and  Chief
            Financial Officer.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

            None.

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


                                    REAL ESTATE ASSOCIATES LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                        Pursuant to 18 U.S.C. Section 1350,
                               As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.