Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2002-11-19
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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



* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                        1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001   2

                  Statement of Partners'(Deficiency) Equity,
                    Nine months Ended September 30, 2002                      3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001             4

                  Notes to Financial Statements                               5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                10


      ITEM 3.     CONTROLS AND PROCEDURES                                     11

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14

      SIGNATURES                                                              15

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                           $ 712,935
Cash and cash equivalents                                                    --

            Total assets                                               $ 712,935

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to partners (Note 3)                               $ 199,962
   Accounts payable and accrued expenses                                 120,557
   Advances due to affiliates                                             67,088

                                                                         387,607
Commitments and Contingencies (Notes 3 and 4)

Partners' (deficiency) equity:
   General partners                                                    (123,816)
   Limited partners                                                     449,144

                                                                         325,328

          Total liabilities and partners' (deficiency) equity          $ 712,935

   The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2002          2001          2002           2001

interest income                            $        --   $        39   $        51   $       296

operating Expenses:
  Management fee - partners (Note 3)            26,553        26,553        79,659        79,659
  General and administrative (Note 3)           22,522        12,708        57,298        29,773
  Legal and accounting                          18,072        18,871        47,994        47,177
        Total operating expenses                67,147        58,132       184,951       156,609

Loss from Partnership operations               (67,147)      (58,093)     (184,900)     (156,313)
Distributions from limited partnerships
  recognized as income (Note 2)                     --            --         9,481         8,580
Equity in income of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                      53,889         5,136        86,810        65,587

Net loss                                    $  (13,258)   $  (52,957)   $  (88,609)   $  (82,146)

Net loss allocated to general
  partners (1%)                             $     (133)   $      (530)  $     (886)   $     (821)
Net loss allocated to limited
  partners (99%)                               (13,125)       (52,427)     (87,723)      (81,325)

                                            $  (13,258)   $   (52,957)  $  (88,609)   $  (82,146)
Net loss per limited partnership
  interest (Note 1)                         $       (1)   $        (3)  $       (5)   $       (5)

   The accompanying notes are an integral part of these financial statements.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     16,505

Partners' (deficiency) equity,
  January 1, 2002                     $ (122,930)       $ 536,867        $ 413,937

Net loss for the nine months
  ended September 30, 2002                  (886)          (87,723)         (88,609)

Partners' (deficiency) equity,
  September 30, 2002                  $ (123,816)       $ 449,144        $ 325,328


   The accompanying notes are an integral part of these financial statements.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (88,609)      $ (82,146)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of limited partnerships and
      amortization of acquisition costs                               (86,810)        (65,587)
     Decrease in due from general partner                                  --          23,096
     Due to affiliates                                                106,431              --
     (Decrease) increase in accounts payable and accrued
      expenses                                                        (30,993)        107,815
         Net cash used in operating activities                        (99,981)        (16,822)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                   32,501          40,044
  Advances to limited partnerships                                         --         (23,000)
         Net cash provided by investing activities                     32,501          17,044

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from affiliates                                             67,088              --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (392)            222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            392           2,511

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ --          $ 2,733


   The accompanying notes are an integral part of these financial statements.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2001 prepared by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and Charles Boxenbaum, an individual.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.

Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

A withdrawal amendment was entered into as of September 12, 2002, and will become effective 90 days thereafter by and among NAPICO and Boxenbaum, whereby Boxenbaum's 0.45% general partner interest will be converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 0.45% of the amounts otherwise allocable to the general partners by the Partnership. The Corporate General Partner is the sole remaining general partner of the Partnership.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). The Local Partnerships as of September 30, 2002 own residential low income rental projects consisting of 649 apartment units. The mortgage loans for these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 50 percent and 99 percent of the profits and losses in the Local Partnerships.

Equity in losses of Local Partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions  from the  Local  Partnerships  are  accounted  for as a return of
capital   until  the   investment   balance  is  reduced  to  zero.   Subsequent
distributions received are recognized as income.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                    $ 658,626
           Amortization of acquisition costs                  (2,090)
           Distributions from limited partnerships
             recognized as return of capital                 (32,501)
           Equity in income of limited partnerships           88,900

           Balance, end of period                          $ 712,935

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Partnerships in which the Partnership has investments:

                               Three Months Ended              Nine months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,012,000     $ 1,015,000     $ 3,036,000     $ 3,045,000

Expenses
  Depreciation                194,000         196,000         582,000         588,000
  Interest                    196,000         212,000         588,000         636,000
  Operating                   625,000         591,000       1,875,000       1,773,000

                            1,015,000         999,000       3,045,000       2,997,000

Net (loss) income           $ (3,000)      $ 16,000         $ (9,000)       $ 48,000

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $11,932 and $2,995 for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was approximately $80,000 for both nine month periods ended September 30, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,000 for both nine month periods ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

As of September 30, 2002, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Other

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Partnerships in which the Partnership has invested. During the nine months ended September 30, 2002 and
2001, the Partnership received distributions of $32,501 and $40,044, respectively, from Cherry Hill Limited Partnership that were recognized as a return of capital. It is not expected that any of the other Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.5 percent of original investment assets is payable to the Corporate General Partner.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The equity in income of Local Partnerships was recognized from one investee Local Partnership for the three and nine months ended September 30, 2002 and 2001. All other investee Local Partnerships balances have been reduced to zero and as a result thereof, the Partnership does not recognize equity in losses from those investments in accordance with the equity accounting method.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2002 and 2001, the Partnership received $9,481 and $8,880, respectively, from Clinton Apartments Limited Partnership, that were recognized as income in the statements of operations.

The Partnership's investments consist entirely of interests in other Local Partnerships owning government assisted projects. Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining limited partnership interests for a purchase price of $58.00 per Unit in cash. The tender offer expired on November 11, 2002. Pursuant to this offer, an affiliate of AIMCO acquired 3,028 units which is approximately 18.37% of the outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Other

The Corporate General Partner is involved in various lawsuits. None of these lawsuits are related to the Partnership. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit:

            Exhibit     3  Restated   Certificate   and   Agreement  of  Limited
                        Partnership dated May 15, 1979 herein incorporated by reference to the Partnership's Form S-11 No. 260561.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                        Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                     By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: November 19, 2002