Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2003-03-05
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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





                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to properly reflect the Partnership's application of the equity method of accounting and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $54,309 during the three months ended September 30, 2002, resulting in an understatement of the net loss for the period and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                        1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001   2

                  Statement of Partners'(Deficiency) Equity,
                    Nine months Ended September 30, 2002                      3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001             4

                  Notes to Financial Statements                               5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                10


      ITEM 3.     CONTROLS AND PROCEDURES                                     11

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      CERTIFICATIONS                                                          15

      EXHIBIT                                                                 17

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                             ASSETS                                   (Restated)

Investments in limited partnerships (Note 2)                           $ 658,626

            Total assets                                               $ 658,626

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                             $ 199,962
   Accounts payable and accrued expenses                                  120,557
   Advances due to affiliates                                              67,088

                                                                          387,607
Commitments and Contingencies (Notes 3 and 4)

Partners' (deficiency) equity:
   General partners                                                      (124,359)
   Limited partners                                                       395,378

                                                                          271,019

          Total liabilities and partners' (deficiency) equity          $ 658,626


The accompanying notes are an integral part of these financial statements.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2002          2001          2002           2001
                                            (Restated)                  (Restated)
Interest Income                            $        --   $        39   $        51   $       296

operating Expenses:
  Management fee - partners (Note 3)            26,553        26,553        79,659        79,659
  General and administrative (Note 3)           22,522        12,708        57,298        29,773
  Legal and accounting                          18,072        18,871        47,994        47,177
        Total operating expenses                67,147        58,132       184,951       156,609

Loss from Partnership operations               (67,147)      (58,093)     (184,900)     (156,313)
Distributions from limited partnerships
  recognized as income (Note 2)                     --            --         9,481         8,580
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Note 2)                      (420)        5,136        32,501        65,587

Net loss                                    $  (67,567)   $  (52,957)   $ (142,918)   $  (82,146)

Net loss allocated to general
  partners (1%)                             $     (676)   $      (530)  $   (1,429)   $     (821)
Net loss allocated to limited
  partners (99%)                               (66,891)       (52,427)    (141,489)      (81,325)

                                            $  (67,567)   $   (52,957)  $ (142,918)   $  (82,146)
Net loss per limited partnership
  interest (Note 1)                         $       (4)   $        (3)  $       (9)   $       (5)

The accompanying notes are an integral part of these financial statements.


                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (Restated)
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       16,505

Partners' (deficiency) equity,
  January 1, 2002                     $ (122,930)       $ 536,867        $ 413,937

Net loss for the nine months
  ended September 30, 2002                (1,429)         (141,489)        (142,918)

Partners' (deficiency) equity,
  September 30, 2002                  $ (124,359)       $ 395,378        $ 271,019


The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (142,918)     $ (82,146)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of limited partnerships and
      amortization of acquisition costs                               (32,501)        (65,587)
     Decrease in due from general partner                                  --          23,096
     Due to affiliates                                                106,431              --
     (Decrease) increase in accounts payable and accrued
      expenses                                                        (30,993)        107,815
         Net cash used in operating activities                        (99,981)        (16,822)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                     32,501          40,044
  Advances to limited partnerships                                         --         (23,000)
         Net cash provided by investing activities                     32,501          17,044

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from affiliates                                             67,088              --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (392)            222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            392           2,511

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ --          $ 2,733


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

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

A withdrawal amendment was entered into as of September 12, 2002, and will become effective 90 days thereafter by and among NAPICO and Boxenbaum, whereby Boxenbaum's 45% general partner interest will be converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 45% of the amounts otherwise allocable to the general partners by the Partnership. The Corporate General Partner is the sole remaining general partner of the Partnership.

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at September 30, 2002. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of $32,501 during the nine months ended September 30, 2002; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $54,309 during the three and nine months ended September 30, 2002, resulting in an understatement of the net loss for the period and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                         As of September 30, 2002
                                                      As previously
                                                        reported        As restated
Balance sheet data:
Investments in limited partnerships                    $ 712,935         $ 658,626
Total assets                                             712,935           658,626
Partners' equity                                         325,328           271,019
Total liabilities and partners' (deficiency)
 equity                                                  712,935           658,626



                                     Three Months Ended            Nine Months Ended
                                     September 30, 2002            September 30, 2002
                                 As previously                As previously
                                   reported      As restated     reported     As restated

Statement of operations data:
Equity in (loss) income of
 limited partnerships           $ 53,889        $   (420)      $ 86,810       $  32,501
Net loss                         (13,258)        (67,567)       (88,609)       (142,918)
Net loss allocated to
 general partners                   (133)           (676)          (886)         (1,429)
Net loss allocated to
 limited partners                (13,125)        (66,891)       (87,723)       (141,489)
Net loss per limited
 partnership interest                 (1)             (4)            (5)             (9)


As of September 30, 2002, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). The Local Partnerships as of September 30, 2002, own residential low income rental projects consisting of 649 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 50% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of September 30, 2002, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                    $ 658,626
           Amortization of acquisition costs                  (2,090)
           Distributions from limited partnerships
             recognized as reduction of investment
             balance                                         (32,501)
           Equity in income of limited partnerships           34,591

           Balance, end of period                          $ 658,626

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Local Partnerships in which the Partnership has investments:


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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

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

On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to 50 percent of the remaining limited partnership interests for a purchase price of $58.00 per Unit in cash. The tender offer expired on November 11, 2002. Pursuant to this offer, an affiliate of AIMCO acquired 3,028 units which is approximately 18.37% of the outstanding units. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

Liquidity and Capital Resources

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at September 30, 2002. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of $32,501 during the nine months ended September 30, 2002; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2002 the Partnership recognized equity in income only to the extent of distributions received of $32,501. During the nine months ended September 30, 2001, the Partnership recognized equity in income of $65,587 from a Local Partnership. During the nine months ended September 30, 2002 and 2001, the Partnership received distributions of $9,481 and $8,580, respectively, from a Local Partnership, that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

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

On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to 50 percent of the remaining limited partnership interests for a purchase price of $58.00 per Unit in cash. The tender offer expired on November 11, 2002. Pursuant to this offer, an affiliate of AIMCO acquired 3,028 units which is approximately 18.37% of the outstanding units. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

            Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer

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


                                    REAL ESTATE ASSOCIATES LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                               Date: March 5, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                              /s/David R. Robertson
                               David R. Robertson
                               President  and  Chief  Executive   Officer  of
                               National Partnership Investments Corp.,
                               equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                               /s/Brian H. Shuman
                                  Brian H. Shuman
                                  Senior Vice  President  and Chief  Financial
                                  Officer of National Partnership Investments
                                  Corp., equivalent of the chief financial
                                  officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/ David R. Robertson
                               Name: David R. Robertson
                               Date: March 5, 2003


                                     /s/ Brian H. Shuman
                               Name: Brian H. Shuman
                               Date: March 5, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.