Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2003-04-18
CIK 225789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For the fiscal year ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the transition period _________to _________

                         Commission file number 0-09262

                         REAL ESTATE ASSOCIATES LIMITED
                 (Name of small business issuer in its charter)

         California                                            95-3187912
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      16,323 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

State Issuer's revenue for its most recent fiscal year - None.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2002. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

                                     PART I

Item 1.  Description of Business

Real Estate Associates Limited ("REAL" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 15, 1977. On October 27, 1978, Real Estate Associates Limited offered 16,500 units of Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. The Partnership received $16,500,000 in subscriptions for units of Limited Partnership Interests (at $1,000 per unit) during the period October 27, 1978 to August 31, 1979, pursuant to a registration statement on Form S-11. Since this transaction, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

The general partner of Real Estate Associates Limited is National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"). The business of REAL is conducted primarily by NAPICO.

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

REAL holds limited partnership interests in nine local limited partnerships (the "Local Partnerships") as of December 31, 2002. In December 1998, the Partnership sold its interest in nine Local Partnerships to the Operating Partnership and its interest in one Local Partnership was redeemed in September 1998. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The Local Partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL's liability for obligations of the Local Partnership is limited to its investment. The local general partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the property owned by the Local Partnership. Under certain circumstances of default, REAL has the right to replace the general partner of the Local Partnerships, but otherwise does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.

Although each of the Local Partnerships in which REAL has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by it.

In order to stimulate  private  investment  in low income  housing,  the federal government  and  certain  state and local  agencies  have  provided  significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Partnership's properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by Local Partnerships in which REAL is a limited partner (in thousands).

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH REAL HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                     Financed        Units
                                     Insured       Authorized    Percentage of Percentage of
                                       And         For Rental     Total Units   Total Units
                         No. of    Subsidized    Assistance Under   Occupied     Occupied
                          Units      Under         Section 8          2002        2001

   Name and Location

Belleville Manor           32          (B)              32            93%           97%
Marion, KY

Bethel Towers              146         (A)              53            96%           95%
Detroit, MI

Cherry Hill Place          186         (D)             186           100%          100%
Inkster, MI

Clinton Apts.              24          (B)              24            89%           92%
Clinton, KY

Northwood Village          72          (C)              72            95%           95%
Emporia, VA

Ridgeview Estates          32          (C)              13             76%          79%
Lewisburg, WV

Wedgewood Village          32          (C)              32            100%         100%
Ripley, WV

W. Lafeyette Apts.         49          (C)              49             92%          98%
W. Lafeyette, OH

Williamson Towers          76           (B)             76            99%           98%
Williamson, WV
TOTALS                    649                          537

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

(D)    The mortgage is funded by MSHDA bonds.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2002 (in thousands).


                                   Real Estate
                                   Associates
                                       Limited      Original Cost
                                     Percentage      of Ownership   Mortgage    Notes Payable and
           Partnership                Interest         Interest       Note      Accrued Interest

 Belleville Manor, Ltd.                  99%            $ 109       $    526         $    8
 Bethel Towers, Ltd.                     99%              305          2,784              1
 Cherry Hill, Ltd.                       98%            1,100          4,220             28
 Clinton Apts.                           95%               87            121              1
 Emporia, Ltd.                           95%              257          1,120             --
 Roebern, Ltd.                           50%               78            571            290
 Bernroe, LTd.                           50%               82            560             82
 W. Lafeyette, Ltd.                      95%              147            921            222
 Williamson Towers Assoc.                99%              445          2,270             15
                                                                    $ 13,093         $  647

Although each Local Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Item 2.  Description of Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

Item 3.  Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

Item  5.  Market  for  the  Registrant's   Partnership   Interests  and  Related
Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2002, there were 820 registered holders of 16,323 units of limited partnership interest in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. In March 1999, the Partnership made distributions of approximately $3,861,000 to the limited partners and approximately $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "Units") in the Partnership at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Liquidity

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at December 31, 2002. The Partnership's primary source of funds includes interest income earned from investing available cash and cash distributions from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $32,000 during the year ended December 31, 2002; however it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

Except for money market funds, the Partnership's investments are entirely interests in other Local Partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in money market funds which provide interest income as reflected in the statements of operations. These investments can be readily converted to cash to meet obligations as they arise.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the year ended December 31, 2002, the Partnership recognized equity in income only to the extent of distributions received of approximately $32,000 from Local Partnerships. During the year ended December 31, 2001, the
Partnership recognized equity in loss of approximately $7,000 from Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership received approximately $9,000 and $9,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships had been reduced to zero.

At December 31, 2002, the investment balance in eight of the nine Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $106,000 for each of the years ended December 31, 2002 and 2001.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $76,000 and $89,000 for the years ended December 31, 2002 and 2001, respectively. General and administrative expenses were approximately $60,000 and $46,000 for the years ended December 31, 2002 and 2001, respectively.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "Units") in the Partnership at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

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

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

Item 7.  Financial Statements

REAL ESTATE ASSOCIATES LIMITED

                          LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young, LLP Independent Auditors as of and for the year ended December 31, 2002

Report of Deloitte & Touche, LLP, Independent Auditors, for the year ended December 31, 2001

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002 and 2001

Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2002 and 2001

Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                    Report of Independent Public Accountants



The Partners
Real Estate Associates Limited


We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2002, and the related statements of operations, partners' (deficiency) equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent a substantial portion of the investee information in Note 3 and Note 8. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liability. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                            /s/Ernst & Young LLP
Greenville, South Carolina
April 14, 2003

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited
(A California limited partnership)

We have audited the accompanying statements of operations, changes in partners' (deficiency) equity and cash flows of Real Estate Associates Limited (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent a substantial portion of the investee information in Note 2 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2002



                           Assets

  Investments in limited partnerships (Note 3)                $   658
  Cash and cash equivalents                                         -
       Total assets                                           $   658

        Liabilities and partners'(deficiency) equity

Liabilities:
  Advances from affiliates                                    $    67
  Accounts payable and accrued expenses                           149
  Accrued fees due to affiliates (Note 4)                         229
                                                                  445

Commitments and contingencies (Note 5)

Partners' (deficiency) equity:                                   (125)
  General partner                                                 338
  Limited partners                                                213

       Total liabilities and partners' (deficiency) equity    $   658


                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                            2002                2001

Interest income                                         $     --            $    --

Operating expenses:
  Legal and accounting                                        76                 89
  Management fees - general partner (Note 4)                 106                106
  General and administrative (Note 4)                         60                 46
      Total operating expenses                               242                241

Loss from Partnership operations                            (242)              (241)
Distributions from limited partnerships
    recognized as income (Note 3)                              9                  9
Equity in income (loss) of limited partnerships and
     amortization of acquisition costs (Note 3)               32                 (7)

Net loss                                                $   (201)           $  (239)

Net loss allocated to general partner (1%)                    (2)                (2)
Net loss allocated to limited partners (99%)                (199)              (237)
                                                        $   (201)           $  (239)

Net loss per limited partnership interest (Note 2)      $    (12)           $   (15)


                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                        (in thousands, except unit data)




                                                     General        Limited
                                                    Partners        Partners        Total
Partnership interests (A)                                            16,323

Partners' (deficiency) equity,
  January 1, 2001                                     (121)             774            653

Net loss for the year ended
  December 31, 2001                                     (2)            (237)          (239)

Partners' (deficiency) equity,
  December 31, 2001                                   (123)             537            414

Net loss for the year ended
  December 31, 2002                                     (2)            (199)          (201)

Partners' (deficiency) equity,
  December 31, 2002                                $  (125)        $    338        $   213


(A)Consists of 16,323  units at December  31, 2002 and 16,500  units at December
   31, 2001. During 2002, 177 units were abandoned (Note 7).

                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                    2002            2001

Cash flows from operating activities:
  Net loss                                                    $   (201)           $   (239)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Equity in (income)loss of limited partnerships and
        amortization of acquisition costs                          (32)                  7
      Increase in accrued fees due to affiliates                    135                117
      (Decrease) increase in accounts payable and
            accrued expenses                                        (1)                117
         Net cash (used in) provided by operating activities       (99)                  2

Cash flows from investing activities:
  Distributions from limited partnership recognized
   as reduction of investment balance                               32                  40
  Capital Contributions to limited partnerships                     --                 (44)
         Net cash provided by (used in) investing activities        32                  (4)

Cash flows from financing activities:
  Advances from affiliates                                          67                   --

Net decrease in cash and cash equivalents                           --                   (2)

Cash and cash equivalents, beginning of year                        --                    2

Cash and cash equivalents, end of year                        $     --            $      --

                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

1.  Going Concern

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at December 31, 2002. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $32,000 during the year ended December 31, 2002; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Management is in discussions with the Corporate General Partner to fund the current shortfall. In addition, management is in negotiations with the general partner of one of the local limited partnerships in which the Partnership has invested for the refinancing of the investment property owned by the local limited partnership. However, there is no assurance that these actions will be successful. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

2.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partner is National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"). The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement. The business of the Partnership is conducted primarily by NAPICO.

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

The general partner has a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments. A withdrawal amendment was entered into as of September 12, 2002 and became effective 90 days thereafter by and among NAPICO and Charles Boxenbaum, whereby Boxenbaum's 45% general partner interest was converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 45% of the amounts otherwise allocable to the general partners by the Partnership. The Corporate General Partner is the sole remaining general partner of the Partnership.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,323 and 16,500 at December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

The Partnership has no cash and cash equivalents at December 31, 2002. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

3.  Investments in Limited Partnerships

As of December 31, 2002, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). The Local Partnerships own residential low income rental projects consisting of 649 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

At December 31, 2002, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2002 (in thousands):

Investment balance, beginning of year              $ 658
Equity in income of limited partnerships              35
Amortization of acquisition
 costs                                                (3)
Distributions from limited partnerships
  recognized as a reduction of investment
  balance                                            (32)
Investment balance, end of year                   $  658

The difference between the investment in the accompanying balance sheet at December 31, 2002 and the deficit per the Local Partnership's combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain Local Partnerships, impairment losses recognized on the Partnership's investments, costs capitalized to the investment account and cumulative distributions recognized as income.

Selected financial information from the combined financial statements at December 31, 2002 and for each of the two years in the period ended December 31, 2002, of the Local Partnerships in which the Partnership has investments:


            Condensed Combined Balance Sheet of the Local Partnerships
                                 (in thousands)

                                                    December 31,
                                                         2002
Assets
  Land                                                 $   711
  Building and improvements, net of accumulated
   depreciation of approximately $17,634                 5,202
  Other Assets                                           3,725
Total Assets                                           $ 9,638

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                               $13,093
  Notes payable                                            486
  Other liabilities                                        683
                                                        14,262
Partners' deficit                                       (4,624)

Total liabilities and Partners' Deficit                $ 9,638

        Condensed Combined Results of Operations of the Local Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2002            2001
Revenues:
Rental income                                           $3,864         $3,876
Other income                                               183            176
  Total revenues                                         4,047          4,052

Expenses:
Operating expenses                                       2,522          2,521
Financial expenses                                         807            871
Depreciation                                               691            687
Total expenses                                           4,020          4,079

Net income (loss)                                       $   27         $  (27)


NAPICO or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees. The amounts paid were approximately $12,000 and $11,000 for the years ended December 31, 2002 and 2001, respectively.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

4.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for each of the years ended December 31, 2002 and 2001, was approximately $106,000. The unpaid balance at December 31, 2002 is approximately $229,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $8,000 and $9,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "Units") in the Partnership at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

5.  Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

6.  Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net loss per financial statements                  $ (201)          $ (239)

  Other                                                161             173
  Partnership's share of limited local
   Partnership                                           8              25
Loss per tax return                                 $ (32)          $ (41)
Net loss per limited partnership interest          $ (1.94)         $ (2.49)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)

      Net assets as reported                           $    213
      Add (deduct):
       Investment in Partnerships                        (6,338)
        Deferred offering costs                           2,568
       Other                                                308
      Net deficit - federal tax basis                  $ (3,249)

7.       Abandonment Of Limited Partnership Units

In 2002, the number of Limited Partnership Units decreased by 177 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note 8 - Real Estate and Accumulated Depreciation of Local Partnerships in which Real Has Invested

The  following  is a  summary  of  real  estate,  accumulated  depreciation  and
encumbrances  of  the  Local   Partnerships  in  which  REAL  has  invested  (in
thousands):


                                          Buildings
                                             And
                                          Related
                                          Personal              Accumulated      Date of
      Description       EncumbranceLand   Property Total(2)(3)  Depreciation(3) Construction

Belleville Manor, Ltd.     (1)      --    $  812      $   812   $    579          1978-1979

Bethel Towers, Ltd.        (1)      67     4,026        4,093      3,282           pre 1977

Cherry Hills, Ltd.         (1)     448     8,195        8,643      5,802         1978-1980

Clinton Apts.              (1)      50       557          607        527          1977-1980

Emporia, Ltd.              (1)      40     2,586        2,626      2,079          1978-1980

Roebern, Ltd.              (1)      26     1,009        1,035        942          1978-1979

Bernroe, Ltd.              (1)      45     1,094        1,139        965          1978-1979

W. Lafeyette Ltd.          (1)      35     1,263        1,298      1,080          1979-1980

Williamson Towers, Ltd.    (1)      --     3,294        3,294      2,378          1979-1981

Total                      (1)     711   $22,836      $23,547   $ 17,634

(1) Schedule of Encumbrances

(1)       Schedule of Encumbrances


                                                                  Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                              (in thousands)
Belleville Manor, Ltd.                          $    526       $      8      $    534
Bethel Towers, Ltd.                                2,784              1         2,785
Cherry Hill, Ltd.                                  4,220             28         4,248
Clinton Apts.                                        121              1           122
Emporia, Ltd.                                      1,120             --         1,120
Roebern, Ltd.                                        571            290           861
Bernroe, Ltd.                                        560             82           642
W. Lafeyette Ltd.                                    921            222         1,143
Williamson Towers, Ltd.                            2,270             15         2,285
Total - December 31, 2002                       $ 13,093       $    647      $ 13,740

(2) Reconciliation of real estate and accumulated depreciation

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Real Estate:
Balance at beginning of year                     $ 23,418       $ 23,226
Improvements during the year                          129            192
Balance at end of period                         $ 23,547       $ 23,418


                                                 Years Ended December 31,
                                                    2002          2001
                                                      (in thousands)
Accumulated Depreciation:
Balance at beginning of year                      $ 16,943      $ 16,256
Depreciation expense for the period                    691           687
Balance at end of year                            $ 17,634      $ 16,943

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 29, 2002, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Corporate General Partner. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Real Estate  Associates  Limited (the  "Partnership" or the "Registrant") has no
officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                       and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                       Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL III; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.


         Entity                     Number of Units         Percentage
AIMCO Properties, L.P.                  3,028                  18.55%

AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 12.  Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for each of the years ended December 31, 2002 and 2001, was approximately $106,000. The unpaid balance at December 31, 2002 is approximately $229,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $8,000 and $9,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "Units") in the Partnership at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

            Exhibit 3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

            Exhibit 10 Material Contracts:  The Registrant is not a party to any
            material  contracts,   other  than  the  restated   certificate  and
            agreement of limited partnership dated September 15, 1979 as previously filed and which is incorporated by reference.


         Exhibit 16 Letter dated August 29, 2002 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

            Exhibit 99 Certification of Chief   Executive   Officer   and  Chief
            Financial Officer.

            Exhibit 99.1 Independent Auditors Report for Belleville Manor, Ltd.

            Exhibit 99.2 Independent Auditors Report for Bethel Towers, Ltd.

            Exhibit 99.3 Independent Auditors Report for Clinton Apts.

            Exhibit 99.4 Independent Auditors Report for W. Lafeyette, Ltd.

            Exhibit  99.5 Independent Auditors  Report  for  Williamson   Towers
            Association.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               REAL ESTATE ASSOCIATES LIMITED
                               (a California Limited Partnership)

                                    By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
                                          Corporate General Partner


                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: April 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 18, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 18, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2003
Brian H. Shuman                 Chief Financial Officer

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

                         REAL ESTATE ASSOCIATES LIMITED
                                  EXHIBIT INDEX


Exhibit  Description of Exhibit

3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

10 Material Contracts: The Registrant is not a party to any material contracts, other than the restated certificate and agreement of limited partnership dated September 15, 1979 as previously filed and which is incorporated by reference.

16 Letter dated August 29, 2002 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

  99       Certification of Chief Executive Officer and Chief Financial Officer.

  99.1   Independent Auditors Report for Belleville Manor, Ltd.

  99.2   Independent Auditors Report for Bethel Towers, Ltd.

  99.3   Independent Auditors Report for Clinton Apts.

  99.4   Independent Auditors Report for W. Lafeyette, Ltd.

  99.5   Independent Auditors Report for Williamson Towers Association.

Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 18, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 18, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Belleville Manor Apartments, Ltd.
(A Limited Partnership)

We have audited the accompanying balance sheet of Belleville Manor Apartments, Ltd., Project No. 083-35219-L8-PM-PAH (a limited partnership), as of December 31, 2002, and the related statement of income, and cash flows and changes in partners' deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belleville Manor Apartments, Ltd. at December 31, 2002, and the results of its operations and cash flows and changes in partners' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2003, on our consideration of Belleville Manor Apartments' internal control and reports dated January 31, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 13-21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Burkhalter & Ryan, P.C.
January 31, 2003

Exhibit 99.2

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Bethel Towers Limited
Dividend Housing Association
Detroit, Michigan

Gentlemen:

I have audited the accompanying Balance Sheet of Bethel Towers Limited Dividend Housing Association, (a Michigan limited partnership), FHA Project No.
044-27-NI-RAP, MSHDA No. 213, as of December 31, 2002, and the related Statements of Profits and Loss, Changes in Accumulated Earnings and Partners' Equity (Deficit) and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standard applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Towers Dividend Housing Association, FHA Project No. 044-27-NI-RAP MSHDA No. 213, at December 31, 2002, and the results of its operations, the changes in its accumulated earnings and partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Bethel Towers Limited Dividend Housing Association FHA Project No. 044-27-NI-RAP MSHDA No. 213 on pages 12 through 22 is presented for purposes of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly presented, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards I have also issued a report dated January 22, 2003, on my consideration of the partnership's internal control structure and on its compliance with laws and regulations.

I and prior auditors have previously audited and expressed an unqualified opinion on the financial statements of Bethel Towers Limited Dividend Housing Association for the years 1976 through 2001. In my opinion, and relying upon prior auditors opinions, the supplemental data included on page 22, relating to the years 1976 through 2002, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived.

J. Michael Woodgate, P.C. January 22, 2003

Exhibit 99.3

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Clinton Apartments, Ltd.
(A Limited Partnership)

We have audited the accompanying balance sheet of Clinton Apartments, Ltd., Project No. 083-35225-L8-PM-PAH (a limited partnership), as of December 31, 2002, and the related statement of income, and cash flows and changes in partners' deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinton Apartments, Ltd. at December 31, 2002, and the results of its operations and cash flows and changes in partners' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 3, 2003, on our consideration of Clinton Apartments' internal control and reports dated February 3, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 13-21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Burkhalter & Ryan, P.C.
February 3, 2003

Exhibit 99.4

                          INDEPENDENT AUDITORS' REPORT

To the Partners
West Lafayette, Ltd.

We have audited the accompanying balance sheets of West Lafayette, Ltd. (an Ohio limited partnership), FmHA Project No. 0H16-R000-008 (the"Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Lafayette, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's recurring losses and negative cash flow raise substantial doubt about the Partnership's ability to continue as a going concern.
Management's plans regarding these matters are described in Note 5. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated March 27, 2003, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 11 through 17) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Altschuler, Melvoin and Glasser, LLP
March 27, 2003

Exhibit 99.5

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Williamson Towers Associates

We have audited the accompanying balance sheets of Williamson Towers Associates, a limited partnership, (Project No. 045-35100) as of December 31, 2002 and 2001, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Williamson Towers Associates (Project No. 045-35100) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Williamson Towers Associates (Project No. 045-35100) on pages 8 through 17, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the General Partner. Such additional information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic 2002 financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued a report dated January 17, 2003, on our consideration of Williamson Towers Associates' internal control and report dated January 17, 2003, on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



Deloitte & Touche
January 17, 2003