Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2003-05-14
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from __________ to __________

                         Commission file number 0-09262


                         REAL ESTATE ASSOCIATES LIMITED
             (Exact Name of Registrant as Specified in Its Charter)


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)

                                 (in thousands)

                                 MARCH 31, 2003



                             ASSETS
Cash and cash equivalents                                                $ --
Investments in limited partnerships (Note 2)                                658

            Total assets                                                 $ 658

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 258
   Accounts payable and accrued expenses                                    165
   Advances due to affiliates                                               120

                                                                             543
Commitments and Contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                         (126)
   Limited partners                                                         241

                                                                             115

          Total liabilities and partners' (deficiency) equity            $ 658


                       See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                 2003       2002

     Interest income                                         $    --     $    --

     Operating expenses:
       Management fee - partners (Note 3)                         26          26
       General and administrative (Note 3)                         3           8
       Legal and accounting                                       25          23
            Total operating expenses                              54          57

     Loss from Partnership operations                            (54)        (57)
     Distributions from limited partnerships
       recognized as income (Note 2)                               9           9
     Advances to Limited Partnerships
      recognized as expense                                      (53)         --
     Equity in income of limited
       partnerships and amortization of
       acquisition costs (Note 2)                                 --           9

     Net loss                                                 $  (98)     $  (39)

     Net loss allocated to general
       partner (1%)                                           $   (1)     $   --
     Net loss allocated to limited
       partners (99%)                                            (97)        (39)

                                                              $  (98)     $  (39)
     Net loss per limited partnership
       interest (Note 1)                                      $   (6)     $   (2)

                       See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                   STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2002                     $ (125)           $ 338            $ 213

Net loss for the three months
  ended March 31, 2003                      (1)              (97)             (98)

Partners' (deficiency) equity,
  March 31, 2003                        $ (126)           $ 241            $ 115


                       See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002

Cash flows from operating activities:
  Net loss                                                        $  (98)         $   (39)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of limited partnerships and
      amortization of acquisition costs                                --              (9)
     Increase in accrued fee due to affiliates                         29              29
     Increase in accounts payable and accrued
      expenses                                                         16              19
         Net cash used in operating activities                        (53)             --

Cash flows provided by investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                     --              33

Cash flows used in financing activities:
  Advances from affiliates                                             53              --

Net increase in cash and cash equivalents                              --              33
Cash and cash equivalents, beginning of period                         --              --

Cash and cash equivalents, end of period                         $     --         $    33


                       See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner").

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

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at March 31, 2003. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the three months ended March 31, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 16,323 and 16,500 at December 31, 2002 and 2001, respectively.

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


Note 2 - Investments in Limited Partnerships

As of March 31, 2003, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). The Local Partnerships as of March 31, 2003, own residential low income rental projects consisting of 649 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of March 31, 2003, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2003, approximately $53,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2003 (in thousands):


           Balance, beginning of year                   $  658
           Amortization of acquisition costs                (1)
           Equity in income of limited partnerships          1

           Balance, end of period                       $  658

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and three months ended March 31, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended
                                   March 31,
                              2003           2002
Revenues
  Rental and other          $ 1,012        $ 1,012

Expenses
  Depreciation                  173            194
  Interest                      202            196
  Operating                     630            625

                              1,005          1,015

Net income (loss)            $    7        $    (3)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $4,000 and $2,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was approximately $26,000 for both three month periods ended March 31, 2003 and 2002. The unpaid balance at March 31, 2003, is approximately $258,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,000 for both three month periods ended March 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

During the three months ended March 31, 2003, the Corporate General Partner advanced approximately $53,000 to the Partnership for purposes of funding certain operating expenses of Local Partnerships. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at March 31, 2003. There were no such advances during the three months ended March 31, 2002.

As of March 31, 2003, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "units") in the Partnership at March 31, 2003. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note 4 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

Other

The Corporate General Partner of the Partnership is a plaintiff in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

Liquidity

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at March 31, 2003. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the three months ended March 31, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2003 the Partnership did not recognize any equity in income of the Local Partnerships. During the three months ended March 31, 2002, the Partnership recognized equity in income of approximately $9,000. During both the three months ended March 31, 2003 and 2002, the Partnership received approximately $9,000 in distributions from a Local Partnership, that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At March 31, 2003, the investment balance in eight of the nine Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The Partnership did not earn any interest income in 2003 and 2002 as no cash was available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $26,000 for each of the three months ended March 31, 2003 and 2002.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $25,000 and $23,000 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses were approximately $3,000 and $8,000 for the three months ended March 31, 2003 and 2002, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2003, approximately $53,000 was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 3,028 limited partnership units, or 18.55% of the outstanding units (the "Units") in the Partnership at March 31, 2003. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest Housing Programs Limited (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion.The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit:

            Exhibit 3   Restated   Certificate   and   Agreement  of  Limited
                        Partnership dated May 15, 1979 herein incorporated by reference to the Partnership's Form S-11 No. 260561.

            Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    REAL ESTATE ASSOCIATES LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                               Date: May 14, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited;


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


Date:  May 14, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited;


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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/David R. Robertson
                               Name: David R. Robertson
                               Date: May 14, 2003


                                     /s/Brian H. Shuman
                               Name: Brian H. Shuman
                               Date: May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.