Form 10QSB
period 2003-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2003-08-14
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)

                                 (in thousands)

                                  JUNE 30, 2003



                             ASSETS
Cash and cash equivalents                                                $ --
Investment in limited partnership (Note 2)                                  658

            Total assets                                                 $ 658

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 270
   Accounts payable and accrued expenses                                    183
   Advances due to affiliates                                               141

                                                                             594
Commitments and Contingencies (Note 5)

Partners' (deficiency) equity:
   General partner                                                         (126)
   Limited partners                                                         190

                                                                              64

          Total liabilities and partners' (deficiency) equity            $ 658

                   See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               2003          2002          2003           2002

Interest income                             $   --        $   --        $   --        $   --

operating Expenses:
  Management fees - partners (Note 3)           27            27            53            53
  General and administrative (Note 3)            7            26            10            34
  Legal and accounting                          20             7            45            30
        Total operating expenses                54            60           108           117

Loss from Partnership operations               (54)          (60)         (108)         (117)
Distributions from Local Partnerships
  recognized as income (Note 2)                 --            --             9             9
Advance made to Local Partnerships
 recognized as expense                         (25)           --           (78)           --
Equity in income of Local Partnerships
  and amortization of acquisition costs
  (Note 2)                                      28            24            28            33
Net loss                                    $  (51)       $  (36)       $ (149)       $  (75)

Net loss allocated to general
  partners (1%)                             $   --        $   --        $   (1)       $   (1)
Net loss allocated to limited
  partners (99%)                                51           (36)         (148)          (74)

                                            $  (51)       $  (36)       $ (149)       $  (75)
Net loss per limited partnership
  interest (Note 1)                         $(3.12)       $(2.18)       $(9.07)       $(4.48)

                   See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2002                     $ (125)           $ 338            $ 213

Net loss for the six months
  ended June 30, 2003                       (1)             (148)            (149)

Partners' (deficiency) equity,
  June 30, 2003                         $ (126)           $ 190             $ 64

Percentage interest at
  June 30, 2003                              1%               99%            100%
                                                           (A)

(A) Consists of 16,323 limited partnership interests at June 30, 2003 and December 31, 2002.

                   See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (149)        $   (75)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of Local Partnerships and
      amortization of acquisition costs                               (28)            (33)
     Increase (decrease) in accounts payable and accrued
      expenses                                                         34             (54)
     Increase in accrued fees due to partners                          62              --
         Net cash used in operating activities                        (81)           (162)

Cash flows from investing activities:
  Distributions from Local Partnerships recognized as a
   reduction of investment balance                                    28               33
  Repayment of advances to Local Partnerships                         --               77
         Net cash provided by investing activities                    28              110

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                            53               57

NET INCREASE IN CASH AND CASH EQUIVALENTS                             --                5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --               --

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    --         $      5

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002, respectively.

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

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at June 30, 2003. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $37,000 during the six months ended June 30, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 16,323 and 16,500 at December 31, 2002 and 2001, respectively. (See "Note 4 - Abandonment of Interests").

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $658,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.


Note 2 - Investments in Limited Partnerships

As of June 30, 2003, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). The Local Partnerships as of June 30, 2003, own residential low income rental projects consisting of 649 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of June 30, 2003, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2003, approximately $78,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations. There were no advances made to Local Partnerships charged to expense during the six months ended June 30, 2002.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2003 (in thousands):


           Balance, beginning of year                        $  658
           Distributions from Local Partnership
            recognized as reduction of investment balance       (27)
           Amortization of acquisition costs                     (1)
           Equity in income of Local Partnerships                28

           Balance, end of period                            $  658

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and six months ended June 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2003           2002             2003            2002
Revenues
  Rental and other          $ 1,111         $ 1,012         $ 2,123         $ 2,024

Expenses
  Depreciation                  163             194             336             388
  Interest                      189             196             391             392
  Operating                     712             625           1,342           1,250

                              1,064           1,015           2,069           2,030

Net income (loss)             $ 47           $ (3)            $ 54            $ (6)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $7,000 and $5,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was approximately $53,000 for both six month periods ended June 30, 2003 and 2002. The unpaid balance at June 30, 2003, is approximately $261,000 and is included in accrued fees due to affiliates on the accompanying balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement owed to NAPICO was approximately $5,000 for both six month periods ended June 30, 2003 and 2002 and is included in general and administrative expenses. The unpaid balance at June 30, 2003 is approximately $9,000 and is included in accrued fees due to affiliates on the accompanying balance sheet.

During the six months ended June 30, 2003 and 2002, the Corporate General Partner advanced approximately $53,000 and $57,000 to the Partnership for purposes of funding certain operating expenses of Local Partnerships. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at June 30, 2003.

As of June 30, 2003, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO and its affiliates owned 4,535 limited partnership interests, or 27.78% of the outstanding interests (the "Interests") in the Partnership at June 30, 2003. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note 4 - Abandonment of Limited Partnership Interests

During the year ended December 31, 2002, the number of limited partnership interests decreased by 177 units due to certain limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest is calculated based on the number of interests outstanding at the beginning of the year.

Note 5 - Contingencies

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Liquidity

The Partnership continues to generate recurring operating losses and suffers from a lack of cash to meet obligations due at June 30, 2003. The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $37,000 during the six months ended June 30, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Due to this lack of liquidity, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. The Partnership recognized equity in income of the Local Partnerships of approximately $28,000 for the six months ended June 30, 2003 compared to approximately $33,000 for the six months ended June 30, 2002, respectively. During both six month periods ended June 30, 2003 and 2002, the Partnership received approximately $9,000 in distributions from a Local Partnership that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero. During the three months ended June 30, 2003 and 2002, the Partnership did not recognize any distributions from a Local Partnership.

At June 30, 2003, the investment balance in eight of the nine Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The Partnership's did not earn any interest income in 2003 and 2002 as no cash was available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership initial investment in a Local Partnership. Management fees were approximately $27,000 and $53,000 for both the three and six month periods ended June 30, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $20,000 and $45,000 for the three and six months ended June 30, 2003 as compared to approximately $7,000 and $30,000 for the three and six months ended June 30, 2002, respectively. The increase in legal and accounting expenses is due to an increase in the cost associated with the annual audit required by the Partnership and the increased legal fees associated with the case discussed previously. General and administrative expenses were approximately $7,000 and $10,000 for the three and six months ended June 30, 2003 compared to approximately $26,000 and $34,000 for the three and six months ended June 30, 2002, respectively. The decrease in general and administrative expenses for the three and six months ended June 30, 2003 is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and six months ended June 30, 2003, approximately $25,000 and $78,000, respectively, was recognized as expense in the accompanying statements of operations. There were no such advances during the three and six months ended June 30, 2002.

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

Other

AIMCO and its affiliates owned 4,535 limited partnership interests, or 27.78% of the outstanding interests (the "Interests") in the Partnership at June 30, 2003. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $658,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 15, 1979 herein incorporated by reference to the Partnership's Form S-11 No. 260561.

            Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                        (1) Current Report on Form 8-K dated April 30, 2003 and filed on April 30, 2003, disclosing the judgment entered April 29, 2003 against the corporate general partner of the Partnership.

                        (2) Current Report on Form 8-K dated May 30, 2003 and filed on June 2, 2003, disclosing the proposed settlement between the corporate general partner of the Partnership and the prior shareholders of Casden Properties, Inc.

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


                                    Date: August 13, 2003

Exhibit 31.1

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 13, 2003

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

Exhibit 31.2

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.