Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2003-11-14
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)

                                 (in thousands)

                               SEPTEMBER 30, 2003



                             ASSETS
Cash and cash equivalents                                                $ 454
Investment in limited partnership (Note 2)                                   --

            Total assets                                                 $ 454

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 51
   Accounts payable and accrued expenses                                     45
                                                                              96
Commitments and Contingencies (Note 5)

Partners' (deficiency) equity:
   General partner                                                         (124)
   Limited partners                                                         482

                                                                             358

          Total liabilities and partners' (deficiency) equity            $ 454


                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2003          2002          2003           2002

Interest Income                             $   --        $   --        $   --        $   --

operating Expenses:
  Management fees - partners (Note 3)           27            27            80            80
  General and administrative (Note 3)            5            23            15            57
  Legal and accounting                          14            18            59            48
        Total operating expenses                46            68           154           185

Loss from Partnership operations               (46)          (68)         (154)         (185)
Distributions from Local Partnerships
  recognized as income (Note 2)                 --            --             9             9
Gain on sale of limited partnership
  interest                                     940            --           940            --
Advance made to Local Partnerships
 recognized as expense                         (32)           --          (110)           --
Equity in income of Local Partnerships
  and amortization of acquisition costs
  (Note 2)                                      --            --            28            33
Net income (loss)                           $  862        $  (68)       $  713        $ (143)

Net income (loss) allocated to general
  partners (1%)                             $    8        $   --        $    7        $   (1)
Net income (loss) allocated to limited
  partners (99%)                               854           (68)          706          (142)

                                            $  862        $  (68)       $  713        $ (143)
Net income (loss) per limited
  partnership interest (Note 1)             $52.32        $(4.13)       $43.25        $(8.61)
Distributions per limited partnership
  interest (Note 1)                         $34.43        $   --        $34.43        $   --


                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2002                     $ (125)           $ 338            $ 213

Distributions to partners                   (6)             (562)            (568)

Net income for the nine months
  ended September 30, 2003                   7               706              713

Partners' (deficiency) equity,
  September 30, 2003                    $ (124)           $ 482            $ 358

Percentage interest at
  September 30, 2003                         1%               99%            100%
                                                           (A)

(A) Consists of 16,323 limited partnership interests at September 30, 2003 and December 31, 2002.


                   See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       2003           2002
Cash flows from operating activities:

  Net income (loss)                                                  $   713          $  (143)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of limited partnership interest                       (940)              --
     Equity in income of limited partnerships and amortization
      of acquisition costs                                               (28)             (33)
     Changes in accounts:
      Accounts payable and accrued expenses                             (104)             (30)
      Accrued fees due to partners                                      (209)             106
         Net cash used in operating activities                          (568)            (100)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                        28               33
  Proceeds from sale of limited partnership interest                   1,650               --
         Net cash provided by investing activities                     1,678               33

Cash flows used by financing activities:
Distribution to partners                                                (568)              --
Advances from affiliates                                                  82               67
Repayment of advances from affiliates                                   (170)              --
         Net cash (used in) provided by financing activities            (656)              67

Net increase in cash and cash equivalents                                454               --
Cash and cash equivalents, beginning of period                       $    --          $    --

Cash and cash equivalents, end of period                             $   454          $    --


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $37,000 during the nine months ended September 30, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 16,323 and 16,500 at December 31, 2002 and 2001, respectively. (See "Note 4 - Abandonment of Interests").

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 2 - Investments in Limited Partnerships

As of September 30, 2003, the Partnership holds limited partnership interests in eight limited partnerships (the "Local Partnerships"). The Local Partnerships as of September 30, 2003, own residential low income rental projects consisting of 463 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of September 30, 2003, the investment balance in all eight Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2003, approximately $110,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations. There were no advances made to Local Partnerships charged to expense during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, the Partnership received approximately $1,650,000 in proceeds from the sale of its limited partnership interest in Cherry Hill Apartments that occurred on September 4, 2003. The Corporate General Partner was entitled to receive a liquidation fee of approximately $52,000 related to the sale of the limited partnership interest in Cherry Hill Apartments. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. The Partnership recognized a gain of approximately $940,000 on the sale of limited partnership interest, which was the difference between the net proceeds received, reduced by the accrued liquidation fee, and the carrying value of the investment.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2003 (in thousands):

           Balance, beginning of year                        $  658
           Distributions from Local Partnership
            recognized as reduction of investment balance       (28)
           Amortization of acquisition costs                     (1)
           Equity in income of Local Partnerships                29
           Sale of limited partnership interest                (658)
           Balance, end of period                            $   --

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):


                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                     2003         2002          2003          2002
                                               (Restated)                  (Restated)
Revenues
  Rental and other                   $ 651        $ 612       $ 1,964       $ 1,835

Expenses
  Depreciation                           97          102          291           305
  Interest                               92          108          276           323
  Operating                             461          418        1,386         1,254

                                        650          628        1,953         1,882
Income (loss) from
 continuing operations                    1          (16)          11           (47)
Income from discontinued
 operations                              22           13           66            38
Net income (loss)                    $ 23         $ (3)         $ 77          $ (9)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $14,000 and $12,000 for the nine months ended September 30, 2003 and 2002, respectively.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying condensed combined results of operations have been restated as of January 1, 2002 to reflect the operations of Cherry Hill Limited Partnership as loss from discontinued operations due to its sale on September 4, 2003.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred was approximately $80,000 for both the nine month periods ended September 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement owed to NAPICO was approximately $7,000 for both nine month periods ended September 30, 2003 and 2002 and is included in general and administrative expenses.

During the nine months ended September 30, 2003 and 2002, the Corporate General Partner advanced approximately $82,000 and $67,000 to the Partnership for purposes of funding certain operating expenses of Local Partnerships. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at September 30, 2003. During the nine months ended September 30, 2003, the Partnership repaid approximately $170,000 of such advances to the Corporate General Partner. There were no such repayments during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, the Corporate General Partner was entitled to receive a liquidation fee of approximately $52,000 related to the sale of the limited partnership interest in Cherry Hill Apartments. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital.

AIMCO and its affiliates owned 4,535 limited partnership interests, or 27.78% of the outstanding interests (the "Interests") in the Partnership at September 30, 2003. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the
Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Liquidity

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $37,000 during the nine months ended September 30, 2003; however, it does not anticipate a significant increase in the amount of distributions received from Local Partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating  expenses;  however,  it is not  required  to  take  such  action.  In addition, the Partnership received approximately $1,650,000 from the sale of limited partnership interest in Cherry Hill Apartments during the nine months ended September 30, 2003. The Partnership used a significant portion of those proceeds to repay outstanding debt obligations of the Partnership. Of these obligations, the Partnership paid approximately $288,000 and $12,000 to the Corporate General Partner for accrued Partnership management fees and administrative fees. The Partnership also distributed approximately $568,000 to its investors to cover potential tax obligations arising from the sale. The Partnership's cash reserves as of September 30, 2003 were approximately $454,000 which the Corporate General Partner estimated will be sufficient to cover future Partnership obligations.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. The
Partnership recognized equity in income of the Local Partnerships and amortization of acquisition costs of approximately $28,000 for the nine months ended September 30, 2003 compared to approximately $33,000 for the nine months ended September 30, 2002, respectively. During both nine month periods ended September 30, 2003 and 2002, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero. During the three months ended September 30, 2003 and 2002, the Partnership did not recognize any distributions from a Local Partnership.

At September 30, 2003, the investment balance in all eight of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The Partnership did not earn any interest income in 2003 and 2002 as no cash was available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership initial investment in a Local Partnership. Management fees were approximately $27,000 and $80,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $14,000 and $59,000 for the three and nine months ended September 30, 2003 compared to approximately $18,000 and $48,000 for the three and nine months ended September 30, 2002, respectively. The increase in legal and accounting expenses for the nine months ended September 30, 2003 is due to an increase in the cost associated with the annual audit required by the partnership agreement and the increased legal fees associated with the case discussed previously. General and administrative expenses were approximately $5,000 and $15,000 for the three and nine months ended September 30, 2003 compared to approximately $23,000 and $57,000 for the three and nine months ended September 30, 2002, respectively. The decrease in general and administrative expenses for the three and nine months ended September 30, 2003 is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and nine months ended September 30, 2003, approximately $32,000 and $110,000, respectively, was recognized as expense in the accompanying statements of operations. There were no such advances during the three and nine months ended September 30, 2002.

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

Cherry Hill

During the nine months ended September 30, 2003, the Partnership received approximately $1,650,000 in proceeds from the sale of its limited partnership interest in Cherry Hill Apartments that occurred on September 4, 2003. The Corporate General Partner was entitled to receive a liquidation fee of approximately $52,000 related to the sale of the limited partnership interest in Cherry Hill Apartments. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. The Partnership recognized a gain of approximately $940,000 on the sale of limited partnership interest, which was the difference between the net proceeds received, reduced by the accrued liquidation fee, and the carrying value of the investment.

The Partnership distributed the following amounts to the general and limited partners during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Sale (1)               $  568           $ 34.43          $   --            $    --

(1) From the sale of the limited partnership interest in Cherry Hill Apartments on September 4, 2003.

Other

AIMCO and its affiliates owned 4,535 limited partnership interests, or 27.78% of the outstanding interests (the "Interests") in the Partnership at September 30, 2003. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

            Current Report on Form 8-K dated August 11, 2003 and filed on August 13, 2003, disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

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


                                    Date: November 13, 2003

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




Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.