Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2004-04-23
CIK 225789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year - $1,000

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2003. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

REAL holds limited partnership interests in eight local limited partnerships (the "Local Partnerships") as of December 31, 2003. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. Subsequent to year end, the investment property in another Local Partnership was sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2003, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                            IN WHICH REAL HAS AN INVESTMENT
                                   DECEMBER 31, 2003


                                     Financed        Units
                                     Insured       Authorized    Percentage of Percentage of
                                       And         For Rental     Total Units   Total Units
                         No. of    Subsidized   Assistance Under   Occupied    Occupied
                          Units      Under         Section 8         2003         2002

   Name and Location

Belleville Manor           32          (B)              32            95%           93%
Marion, KY

Bethel Towers             146          (A)              53            93%           96%
Detroit, MI

Clinton Apts.              24          (B)              24            90%           89%
Clinton, KY

Northwood Village          72          (C)              72            95%           95%
Emporia, VA

Ridgeview Estates          32          (C)               0            83%           76%
Lewisburg, WV

Wedgewood Village
Ripley, WV                 32          (D)              (D)            (D)           (D)

W. Lafeyette Apts.         49          (C)              49             69%           92%
W. Lafeyette, OH

Williamson Towers          76           (B)             76            99%           99%
Williamson, WV
TOTALS                    463                          306

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

   (D) Subsequent to December 31, 2003, the Local Partnership sold its investment property.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2003 (in thousands).


                                     Real Estate
                                     Associates
                                       Limited      Original Cost
                                     Percentage      of Ownership   Mortgage    Notes Payable and
              Partnership             Interest         Interest       Note      Accrued Interest

       Belleville Manor, Ltd.            99%            $  109      $    526         $    6
       Bethel Towers, Ltd.               99%               305         2,664             --
       Clinton Apts.                     95%                87           121             12
       Emporia, Ltd.                     95%               257         1,076             --
       Roebern, Ltd.                     50%                78           552            355
       W. Lafeyette, Ltd.                95%               147           909            374
       Williamson Towers Assoc.          99%               445         2,213             --
                                                        $1,428      $  8,061         $  747

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

Item 3.       Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2003, there were 810 registered holders of 16,323 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

In March 1999, the Partnership made distributions of approximately $3,861,000 to the limited partners and approximately $39,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

The Partnership distributed the following amounts to the general and limited partners during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                Year Ended     Per Limited     Year Ended    Per Limited
               December 31,    Partnership    December 31,   Partnership
                    2003          Unit            2002           Unit

Sale (1)           $  568        $ 34.43         $   --          $    --

(1) From the sale of the limited partnership interest in Cherry Hill Apartments in September 2003.

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at December 31, 2003. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Liquidity and Capital Resources

The properties in which the Partnership has invested, through its investments in the Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $37,000 during the year ended December 31, 2003. In addition, the Partnership received approximately $1,650,000 from the sale of its limited partnership interest in Cherry Hill Apartments during the year ended December 31, 2003. The Partnership used a significant portion of those proceeds to repay outstanding obligations of the Partnership. Of these obligations, the Partnership paid approximately $288,000 and $12,000 to the Corporate General Partner for accrued Partnership management fees and administrative fees. The Partnership also distributed approximately $568,000 to its investors to cover potential tax obligations arising from the sale.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. The
Partnership recognized equity in income of the Local Partnerships and amortization of acquisition costs of approximately $28,000 for the year ended December 31, 2003 compared to approximately $32,000 for the year ended December 31, 2002. During both the years ended December 31, 2003 and 2002, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At December 31, 2003, the investment balance in all eight of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The Partnership earned interest income of approximately $1,000 during the year ended December 31, 2003. The Partnership did not earn any interest income during the year ended December 31, 2002 as no cash was available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership initial investment in a Local Partnership. Management fees were approximately $106,000 for both the years ended December 31, 2003 and 2002.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $71,000 and $76,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in legal and accounting expenses for the year ended December 31, 2003 is due to a decrease in legal fees associated with the case discussed in "Item
3. Legal Proceedings" partially offset by an increase in the cost associated with the annual audit required by the partnership agreement. General and administrative expenses were approximately $21,000 and $24,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expenses for the year ended December 31, 2003 is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2003 and 2002, approximately
$240,000 and $36,000, respectively, was recognized as expense in the accompanying statements of operations.

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

Cherry Hill

During the year ended December 31, 2003, the Partnership received approximately $1,650,000 in proceeds from the sale of its limited partnership interest in Cherry Hill Apartments that occurred on September 4, 2003. The Corporate General Partner was entitled to receive a liquidation fee of approximately $52,000 related to the sale of the limited partnership interest in Cherry Hill Apartments. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. The Partnership recognized a gain of approximately $940,000 on the sale of limited partnership interest, which was the difference between the net proceeds received, reduced by the accrued liquidation fee, and the carrying value of the investment.

The Partnership distributed the following amounts to the general and limited partners during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended   Per Limited
                     December 31,     Partnership      December 31,  Partnership
                         2003             Unit             2002         Unit

Sale (1)               $  568           $ 34.43          $   --       $    --

(1) From the sale of the limited partnership interest in Cherry Hill Apartments in September 2003.

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at December 31, 2003. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

On January 2, 2004, the Partnership sent a consent solicitation statement to the limited partners regarding amendment to the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") to 1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must exceed the tax liability to the limited partners resulting from that sale, and 2) modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that sales of projects or project interests in transactions that are not a series of related transactions do not require limited partner approval. This matter was approved and the Partnership Agreement was amended on January 23, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 1, 2003, and with respect to the public entities with variable entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of the Partnership's unconsolidated investments in Local Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Item 7.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED

                          LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                         Report of Independent Auditors



The Partners
Real Estate Associates Limited


We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2003, and the related statements of operations, partners' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of
accounting.   The  investments  in  these  limited   partnerships   represent  a
substantial portion of the investee information in Note 2 and Note 7. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
April 16, 2004

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2003








                           Assets
  Investments in local partnerships (Note 2)                  $    --
  Cash and cash equivalents                                       247
                                                                  247
        Liabilities and Partners'(Deficiency) Equity

Liabilities:
  Accounts payable and accrued expenses                       $    11
  Accrued fees due to affiliates                                   51
                                                                   62

Commitments and contingencies (Note 4)

Partners' (deficiency) equity:                                   (125)
  General partner                                                 310
  Limited partners                                                185

       Total liabilities and partners' (deficiency) equity    $   247


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)



                                                                                   Year Ended
                                                                                  December 31,
                                                                                  2003      2002

Interest income                                                               $     1    $    --

operating Expenses:
  Management fees - partners (Note 3)                                             106        106
  General and administrative (Note 3)                                              21         24
  Legal and accounting                                                             71         76
        Total operating expenses                                                  198        206

Loss from partnership operations                                                 (197)      (206)
Distributions from local partnerships recognized as income
  (Note 2)                                                                          9          9
Gain on sale of limited partnership interest                                      940         --
Advances made to local partnerships recognized as expense                        (240)       (36)
Equity in income of local partnerships and amortization of acquisition
  costs (Note 2)                                                                   28         32
Net income (loss)                                                             $   540    $  (201)

Net income (loss) allocated to general partners (1%)                          $     6    $    (2)
Net income (loss) allocated to limited partners (99%)                             534       (199)
                                                                              $   540    $  (201)
Net income (loss) per limited partnership interest (Note 1)                   $ 32.71    $(12.06)
Distributions per limited partnership interest (Note 1)                       $ 34.43    $    --


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

            STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                     (in thousands, except interest data)


                                                     General        Limited
                                                    Partners        Partners        Total

Partnership interests (A)                                            16,323

Partners' (deficiency) equity,
  January 1, 2002                                  $  (123)       $     537       $    414

Net loss for the year ended
  December 31, 2002                                     (2)            (199)          (201)

Partners' (deficiency) equity,
  December 31, 2002                                   (125)             338            213

Distributions to partners                               (6)            (562)          (568)

Net income for the year ended
  December 31, 2003                                      6              534            540

Partners' (deficiency) equity,
  December 31, 2003                                $  (125)        $    310        $   185


(A) Consists of 16,323  units at December 31, 2003 and 2002.  During  2002,  177 units were abandoned.


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                           Year Ended
                                                                          December 31,
                                                                       2003           2002
Cash flows from operating activities:

  Net income (loss)                                                  $   540          $  (201)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of local partnership interest                         (940)              --
     Advances made to local partnerships recognized as
       expense                                                           240               36
     Equity in income of local partnerships and amortization
      of acquisition costs                                               (28)             (32)
     Changes in accounts:
      Accounts payable and accrued expenses                             (138)              (1)
      Accrued fees due to partners                                      (209)             135
         Net cash used in operating activities                          (535)             (63)

Cash flows from investing activities:
  Advances to local partnerships                                        (240)             (36)
  Distributions from local partnerships recognized as a
   reduction of investment balance                                        28               32
  Proceeds from sale of local partnership interest                     1,650               --
         Net cash provided by (used in) investing activities           1,438               (4)

Cash flows from financing activities:
  Distribution to partners                                              (568)              --
  Advances from affiliates                                                82               67
  Repayment of advances from affiliates                                 (170)              --
         Net cash (used in) provided by financing activities            (656)              67

Net increase in cash and cash equivalents                                247               --
Cash and cash equivalents, beginning of period                            --               --

Cash and cash equivalents, end of period                             $   247          $    --


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies

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

 On January 2, 2004, the Partnership sent a consent solicitation statement to the limited partners regarding amendment to the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") to 1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must exceed the tax liability to the limited partners resulting from that sale, and 2) modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that sales of projects or project interests in transactions that are not a series of related transactions do not require limited partner approval. This matter was approved and the Partnership Agreement was amended on January 23, 2004.

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

Reclassification

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

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

Method of Accounting for Investments in Limited Partnerships

The investments in local partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,323 for both years ended December 31, 2003 and 2002. During 2002, 177 limited partnership interests were abandoned. There was no abandonment of limited partnership interests during 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $247,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short term maturity.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 1, 2003, and with respect to the public entities with variable entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated local partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in local partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in local partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Note 2 - Investments in Local Partnerships

As of December 31, 2003, the Partnership holds limited partnership interests in eight limited partnerships (the "Local Partnerships"). The Local Partnerships as of December 31, 2003, own residential low income rental projects consisting of 463 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of December 31, 2003, the investment balance in all eight Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2003 and 2002, approximately $240,000 and $36,000, respectively, was recognized as expense in the accompanying Statements of Operations.

During the year ended December 31, 2003, the Partnership received approximately $1,650,000 in proceeds from the sale of its limited partnership interest in Cherry Hill Apartments that occurred on September 4, 2003. The Corporate General Partner was entitled to receive a liquidation fee of approximately $52,000 related to the sale of the limited partnership interest in Cherry Hill Apartments. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. The Partnership recognized a gain of approximately $940,000 on the sale of limited partnership interest, which was the difference between the net proceeds received, reduced by the accrued liquidation fee, and the carrying value of the investment.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2003 (in thousands):

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

The following are condensed combined financial statements at December 31, 2003 and for each of the two years in the period ended December 31, 2003, for the Local Partnerships in which the Partnership has investments:

            Condensed Combined Balance Sheet of the Local Partnerships
                                 (in thousands)

                                                    December 31,
                                                        2003
Assets
  Land                                               $    218
  Building and improvements, net of accumulated
   depreciation of approximately $11,244                2,432
  Other assets                                          1,976
  Assets held for sale                                    197
Total assets                                         $  4,823

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                             $  8,061
  Notes payable and interest                              747
  Other liabilities                                       406
  Liabilities related to assets held for sale             676
                                                        9,890
Partners' deficit                                      (5,067)

Total liabilities and Partners' Deficit              $  4,823


        Condensed Combined Results of Operations of the Local Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2003            2002
                                                                      (Restated)

Rental and other income                                $ 2,284         $ 2,326

Expenses:
Operating expenses                                       1,698           1,697
Financial expenses                                         349             365
Depreciation                                               380             378
Total expenses                                           2,427           2,440

Loss from continuing operations                           (143)           (114)
Loss from discontinued operations                          (28)            (21)
Net loss                                               $  (171)        $  (135)

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying condensed combined results of operations have been restated as of January 1, 2002 to reflect the operations of Bernroe Limited Partnership as loss from discontinued operations due to its sale in January 2004. In addition, the results for Cherry Hill Apartments have been excluded from both 2003 and 2002 due to the sale of the Partnership's interest in this Local Partnership in September 2003.

Subsequent to year end, the property in one of the Limited Partnerships, Bernroe Ltd., was sold to an unrelated third party. The Partnership did not receive any proceeds from the sale.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees. The amounts paid were approximately $13,000 and $12,000 for the years ended December 31, 2003 and 2002, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both of the years ended December 31, 2003 and 2002 was approximately $106,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at December 31, 2003. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note 4 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Note 5 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The tax income or loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)
Net income (loss) per financial statements          $ 540          $   (201)

  Gain on sale of limited partner interest             984               --
  Other                                                (96)             161
  Partnership's share of Local Partnership              69                8
Income (loss) per tax return                       $ 1,497          $   (32)
Income (loss) per limited partnership
  interest                                         $ 90.79          $ (1.94)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2003
                                                     (in thousands)
      Net assets as reported                           $    185
      Add (deduct):
       Investment in Local Partnerships                  (5,444)
        Deferred offering costs                           2,568
       Other                                                372
      Net liabilities - federal tax basis              $ (2,319)

Note 6 - Abandonment Of Limited Partnership Units

In 2002, the number of Limited Partnership Units decreased by 177 units due to limited partners abandoning their units. There was no abandonment of units during 2003. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which Real Has Invested

The following is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, excluding Bernroe which sold in January 2004, in which REAL has invested (in thousands):


                                          Buildings
                                           And
                                          Related
                                          Personal               Accumulated      Date of
      Description       EncumbranceLand   Property   Total(2)(3) Depreciation (3)  Construction


Belleville Manor, Ltd.     (1)    $ --    $ 820     $   820      $   612          1978-1979

Bethel Towers, Ltd.        (1)      67    4,079       4,146        3,383          pre 1977

Clinton Apts.              (1)      50      562         612          552          1977-1980

Emporia, Ltd.              (1)      40    2,619       2,659        2,140          1978-1980

Roebern, Ltd.              (1)      26    1,009       1,035          965         1978-1979

W. Lafeyette Ltd.          (1)      35    1,293       1,328        1,100         1979-1980

Williamson Towers, Ltd.    (1)      --    3,294       3,294        2,492         1979-1981

Total                      (1)    $218    $13,676   $13,894      $11,244

(1)    Schedule of Encumbrances



                                                                   Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                               (in thousands)
Belleville Manor, Ltd.                          $    526       $      6      $    532
Bethel Towers, Ltd.                                2,664             --         2,664
Clinton Apts.                                        121             12           133
Emporia, Ltd.                                      1,076             --         1,076
Roebern, Ltd.                                        552            355           907
W. Lafeyette Ltd.                                    909            374         1,283
Williamson Towers, Ltd.                            2,213             --         2,213
Total - December 31, 2003                       $  8,061       $    747      $  8,808

(2) Reconciliation of real estate and accumulated depreciation

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Real Estate:
Balance at beginning of year                     $ 23,547       $ 23,418
Improvements during the year                          129            129
Disposal of assets                                 (8,643)            --
Assets held for sale                               (1,139)            --
Balance at end of period                         $ 13,894       $ 23,547

                                                 Years Ended December 31,
                                                    2003          2002
                                                      (in thousands)
Accumulated Depreciation:
Balance at beginning of year                      $ 17,634      $ 16,943
Depreciation expense for the period                    395           691
Disposal of assets                                  (5,804)           --
Assets held for sale                                  (981)           --
Balance at end of year                            $ 11,244      $ 17,634

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.    Directors and Executive Officers of the Partnership

Real Estate Associates Limited (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

(a)        Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.


           Entity                   Number of Units         Percentage
AIMCO Properties, L.P.                  4,628                  28.35%

AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 12.  Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both of the years ended December 31, 2003 and 2002, was approximately $106,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at December 31, 2003. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

Exhibits

            Exhibit 3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

            Exhibit 31.1Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.1  Independent  Auditors  Report for Belleville  Manor,
            Ltd.

            Exhibit 99.2Independent Auditors Report for Bernroe, Ltd.

            Exhibit 99.3 Independent Auditors Report for Bethel Towers, Ltd.

            Exhibit 99.4 Independent Auditors Report for Clinton Apts.

            Exhibit 99.5Independent Auditors Report for Roeburn, Ltd.

            Exhibit 99.6 Independent Auditors Report for West Lafeyette, Ltd.

            Exhibit 99.7 Independent Auditors Report for Williamson Towers Association.

Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of 2003:

Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $34,000 and $33,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $15,000 and $16,000, respectively.

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

                                    Date: April 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date: April 23, 2004
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 23, 2004
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 23, 2004
Brian H. Shuman                 Chief Financial Officer

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

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1      Independent Auditors Report for Belleville Manor, Ltd.

  99.2      Independent Auditors Report for Bernroe, Ltd.

  99.3      Independent Auditors Report for Bethel Towers, Ltd.

  99.4      Independent Auditors Report for Clinton Apts.

  99.5      Independent Auditors Report for Roeburn, Ltd.

  99.6      Independent Auditors Report for West Lafeyette, Ltd.

  99.7      Independent Auditors Report for Williamson Towers Association.

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

Date:  April 23, 2004

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

Date:  April 23, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 23, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 23, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Belleville Manor Apartments, Ltd.
(A Limited Partnership)

We have audited the accompanying balance sheet of Belleville Manor Apartments, Ltd., Project No. 083-35219-L8-PM-PAH (a limited partnership), as of December 31, 2003, and the related statement of income, and cash flows and changes in partners' deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belleville Manor Apartments, Ltd. at December 31, 2003, and the results of its operations and cash flows and changes in partners' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 2004, on our consideration of Belleville Manor Apartments' internal control and reports dated February 6, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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


Burkhalter & Ryan, P.C.
Nashville, Tennessee
February 6, 2004

Exhibit 99.2

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Bernroe, Ltd.

We have audited the accompanying balance sheets of Bernroe, Ltd. (a California limited partnership) FHMA Project No. 57-18-1333001 (the "Partnership"), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bernroe, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2004 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 11 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Effective on January 30, 2004, the project was sold to an unrelated party.

Altschuler, Melvoin and Glasser LLP
Los Angeles, California
February 19, 2004

Exhibit 99.3

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Bethel Towers Limited
Dividend Housing Association
Detroit, Michigan

Gentlemen:

We have audited the accompanying Balance Sheet of Bethel Towers Limited Dividend Housing Association, (a Michigan limited partnership), FHA Project No.
044-27-NI-RAP, MSHDA No. 213, as of December 31, 2003, and the related Statements of Profit and Loss, Changes in Accumulated Earnings and Partners' Equity (Deficit) and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Towers Dividend Housing Association, FHA Project No. 044-27-NI-RAP MSHDA No. 213, at December 31, 2003, and the results of its operations, the changes in its accumulated earnings and partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Bethel Towers Limited Dividend Housing Association FHA Project No. 044-27-NI-RAP MSHDA No. 213 on pages 12 through 22 is presented for purposes of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued a report dated January 27, 2004, on our consideration of the partnership's internal control structure and on its compliance with laws and regulations.

We and prior auditors have previously audited and expressed an unqualified opinion on the financial statements of Bethel Towers Limited Dividend Housing Association for the years 1976 through 2002. In our opinion, and relying upon prior auditors opinions, the supplemental data included on page 22, relating to the years 1976 through 2003, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived.

Sloniker and Woodgate, P.C.
Waterford, Michigan
January 27, 2004

Exhibit 99.4

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Clinton Apartments, Ltd.
(A Limited Partnership)

We have audited the accompanying balance sheet of Clinton Apartments, Ltd., Project No. 083-35225-L8-PM-PAH (a limited partnership), as of December 31, 2003, and the related statements of income, and cash flows and changes in partners' deficit for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinton Apartments, Ltd. at December 31, 2003, and the results of its operations and cash flows and changes in partners' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2004, on our consideration of Clinton Apartments' internal control and reports dated February 2, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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


Burkhalter & Ryan, P.C.
Nashville, Tennessee
February 2, 2004

Exhibit 99.5

                          INDEPENDENT AUDITORS' REPORT

To the Partners
West Lafayette, Ltd.

We have audited the accompanying balance sheets of West Lafayette, Ltd. (an Ohio limited partnership), FmHA Project No. 0H16-R000-008 (the"Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Lafayette, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership's recurring losses and negative cash flow raise substantial doubt about the Partnership's ability to continue as a going concern.
Management's plans regarding these matters are described in Note 7. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2004, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Altschuler, Melvoin and Glasser, LLP
Los Angeles, California
February 26, 2004

Exhibit 99.6

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Roebern, Ltd.

We have audited the accompanying balance sheets of Roebern, Ltd. (a California limited partnership) FHMA Project No. 57-13-1332862 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roebern, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's recurring losses and its mortgage default raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regards to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2004 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 11 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. This additional information is the responsibility of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Altschuler, Melvoin and Glasser LLP
Los Angeles, California
March 2, 2004

Exhibit 99.7

                          INDEPENDENT AUDITORS' REPORT



Partners
Williamson Towers Associates

We have audited the accompanying balance sheets of Williamson Towers Associates, a limited partnership, (Project No. 045-35100), as of December 31, 2003 and 2002, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Williamson Towers Associates (Project No. 045-35100) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Williamson Towers Associates (Project No. 045-35100) on pages 9 through 18, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the General Partner. Such additional information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic 2003 financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued a report dated January 20, 2004, on our consideration of Williamson Towers Associates' internal control and report dated January 20, 2004 on our tests of its compliance with laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



Deloitte & Touche
January 20, 2004