Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2004-05-14
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                                 (in thousands)

                                 MARCH 31, 2004



                             ASSETS
Cash and cash equivalents                                                $ 214
Investments in local partnerships (Note 2)                                   --

            Total assets                                                 $ 214

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 51
   Accounts payable and accrued expenses                                     27
                                                                              78
Contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                         (126)
   Limited partners                                                         262

                                                                             136

          Total liabilities and partners' (deficiency) equity            $ 214


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)


                                                               Three Months Ended
                                                                       March 31,
                                                                2004        2003

     Interest income                                         $     1     $    --

     Operating expenses:
       Management fees - partners (Note 3)                        19          26
       General and administrative (Note 3)                         4           3
       Legal and accounting                                       29          25
            Total operating expenses                              52          54

     Loss from partnership operations                            (51)        (54)
     Distributions from local partnerships
       recognized as income (Note 2)                               9           9
     Advances to local partnerships
      recognized as expense (Note 2)                              (7)        (53)
     Net loss                                                 $  (49)     $  (98)

     Net loss allocated to general
       partner (1%)                                           $   (1)     $   (1)
     Net loss allocated to limited
       partners (99%)                                            (48)        (97)

                                                              $  (49)     $  (98)
     Net loss per limited partnership
       interest (Note 1)                                      $(2.94)     $(5.94)


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2003                     $ (125)           $ 310            $ 185

Net loss for the three months
  ended March 31, 2004                      (1)              (48)             (49)

Partners' (deficiency) equity,
  March 31, 2004                        $ (126)           $ 262            $ 136



                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                        Three Months Ended
                                                                            March 31,
                                                                       2004           2003

Cash flows from operating activities:
  Net loss                                                          $   (49)        $   (98)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Advances made to local partnerships recognized as expense            7              53
     Increase in accrued fees due to affiliates                          --              29
     Increase in accounts payable and accrued expenses                   16              16
         Net cash used in operating activities                          (26)             --

Cash flows used in investing activities:
  Advances to local partnerships                                         (7)            (53)

Cash flows provided by financing activities:
  Advances from affiliates                                               --              53

Net decrease in cash and cash equivalents                               (33)             --
Cash and cash equivalents, beginning of period                          247              --

Cash and cash equivalents, end of period                           $    214        $     --



                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

The general partner and special limited partner collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate trust.

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from local partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the three months ended March 31, 2004; however, it does not anticipate a significant increase in the amount of distributions received from local partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Method of Accounting for Investment in Local Partnerships

The investment in local partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,323 at both December 31, 2003 and 2002, respectively.

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

Note 2 - Investments in Local Partnerships

As of March 31, 2004, the Partnership holds limited partnership interests in seven limited partnerships (the "Local Partnerships"). The Local Partnerships as of March 31, 2004, own residential low income rental projects consisting of 431 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

In January 2004, the property in one of the Local Partnerships, Bernroe Ltd., was sold to an unrelated third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property's outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

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

As of March 31, 2004, the investment balance in all seven of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004 and 2003, approximately $7,000 and $53,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                          2004          2003
                                                                      (Restated)

                     Rental and other income              $   571     $   582

                     Expenses
                       Operating expense                      425         424
                       Financial expenses                      87          91
                       Depreciation                            95          95

                     Total expenses                           607         610

                     Net loss                              $  (36)     $  (28)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Bernroe, Ltd. have been excluded from the combined estimated statements of operations for the three months ended March 31, 2004 and 2003 due to the sale of the property in the Local Partnership in January 2004. In addition, the results of Cherry Hill Apartments have been excluded from the three months ended March 31, 2003 due to the sale of the Partnership's interest in this Local Partnership in September 2003.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $4,000 for both the three months ended March 31, 2004 and 2003, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $19,000 and $26,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,000 for both three month periods ended March 31, 2004 and 2003 and is included in general and administrative expenses.

During the three months ended March 31, 2003, the Corporate General Partner advanced approximately $53,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships. There were no such advances during the three months ended March 31, 2004. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at March 31, 2004.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. There was no such fee accrued related to the sale of the property in Bernroe Ltd. in January 2004.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the three months ended March 31, 2004 and 2003, however, it does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The Partnership's cash reserves as of March 31, 2004 were approximately $214,000 which the Corporate General Partner estimated will be sufficient to cover future Partnership obligations.

Results of Operations

At March 31, 2004, the Partnership has investments in seven Local Limited Partnerships, all of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2004 and 2003, the Partnership did not recognize any equity in income of the Local Partnerships. During both the three months ended March 31, 2004 and 2003, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At March 31, 2004, the investment balance in all seven of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the three months ended March 31, 2004, the Partnership recognized approximately $1,000 of interest income. During the three months ended March 31, 2003, the Partnership did not earn any interest income as there was no cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $19,000 and $26,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2003.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $29,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively. General and administrative expenses were approximately $4,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004 and 2003, the Partnership advanced approximately $7,000 and $53,000, respectively, which was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at March 31, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            Exhibit 3.1 Amendment to the Third Restated Certificate and Agreement of Limited Partnership dated January 23, 2004.

            Exhibit 3.2 Third  Restated  Certificate  and Agreement of Limited
                       Partnership dated January 23, 2004.

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

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:


            Current Report on Form 8-K dated December 30, 2003 and filed January 2, 2004 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.


            Current Report on Form 8-K dated January 23, 2004 and filed January 26, 2004 disclosing the amendment of the Partnership Agreement.

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


                                    Date: May 14, 2004

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




Date:  May 14, 2004

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

Date:  May 14, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 14, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 14, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.