Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2004-08-16
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to __________

                         Commission file number 0-09262


                         REAL ESTATE ASSOCIATES LIMITED
        (Exact Name of Small Business Issuer as Specified in Its Charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  JUNE 30, 2004



                             ASSETS
Cash and cash equivalents                                                $ 174
Investment in local partnerships (Note 2)                                    --

            Total assets                                                 $ 174

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 51
   Accounts payable and accrued expenses                                     37
                                                                              88
Contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                         (126)
   Limited partners                                                         212

                                                                              86

          Total liabilities and partners' (deficiency) equity            $ 174


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               2004          2003          2004           2003

Interest Income                             $   --        $   --        $    1        $   --

Operating Expenses:
  Management fees - partners (Note 3)           17            27            36            53
  General and administrative (Note 3)           10             7            14            10
  Legal and accounting                          22            20            51            45
        Total operating expenses                49            54           101           108

Loss from partnership operations               (49)          (54)         (100)         (108)
Distributions from local partnerships
  recognized as income (Note 2)                 --            --             9             9
Advances to local partnerships
 recognized as expense                          (1)          (25)           (8)          (78)
Equity in income of local partnerships
  and amortization of acquisition costs
  (Note 2)                                      --            28            --            28
Net loss                                    $  (50)       $  (51)       $  (99)       $ (149)

Net loss allocated to general
  partners (1%)                             $   --        $   --        $   (1)       $   (1)
Net loss allocated to limited
  partners (99%)                               (50)          (51)          (98)         (148)

                                            $  (50)       $  (51)       $  (99)       $ (149)
Net loss per limited partnership
  interest (Note 1)                         $(3.06)       $(3.12)       $(6.00)       $(9.07)


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2003                     $ (125)           $ 310            $ 185

Net loss for the six months
  ended June 30, 2004                       (1)              (98)             (99)

Partners' (deficiency) equity,
  June 30, 2004                         $ (126)           $ 212             $ 86



                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                        Six Months Ended
                                                                            June 30,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                        $   (99)        $  (149)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Equity in income of local partnerships and
      amortization of acquisition costs                                --             (28)
     Advances to local partnerships recognized as expense               8              78
     Increase in accounts payable and accrued
      Expenses                                                         26              34
     Increase in due to affiliates                                     --              62
         Net cash used in operating activities                        (65)             (3)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   reduction of investment balance                                    --              28
  Advances to local partnerships                                      (8)            (78)
         Net cash used in investing activities                        (8)            (50)

Cash flows provided by financing activities:
  Advances from affiliates                                            --              53

Net decrease in cash and cash equivalents                            (73)             --
Cash and cash equivalents, beginning of period                       247              --

Cash and cash equivalents, end of period                         $   174         $    --


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from local partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the six months ended June 30, 2004; however, it does not anticipate a significant increase in the amount of distributions received from local partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to the public entities with variable entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Note 2 - Investments in Local Partnerships

As of June 30, 2004, the Partnership holds limited partnership interests in seven limited partnerships (the "Local Partnerships"). The Local Partnerships as of June 30, 2004, own residential low income rental projects consisting of 431 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

In January 2004, the property in one of the Local Partnerships, Bernroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property's outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

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

As of June 30, 2004, the investment balance in all seven of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004 and 2003, approximately $8,000 and $78,000, respectively, was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the six months ended June 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):


                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2004        2003        2004        2003
                                                    (Restated)              (Restated)
Revenues
  Rental and other                        $ 509       $ 639       $ 1,056     $ 1,196

Expenses
  Operating                                  513         438          909         837
  Depreciation                                89          82          178         171
  Interest                                    86          88          172         178
                                             688         608        1,259       1,186
Net (loss) income                         $ (179)      $ 31       $ (203)      $ 10

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, for the three and six months ended June 30, 2004 and 2003, the results of Roeburn, Ltd. and Bernroe, Ltd. have been excluded from the combined estimated statements of operations due to the sales of the properties in the Local Partnerships in July and January 2004, respectively. In addition, the results of Cherry Hill Apartments have been excluded from the three and six months ended June 30, 2003 due to the sale of the Partnership's interest in this Local Partnership in September 2003.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $6,000 for both the six months ended June 30, 2004 and 2003.

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

Subsequent to June 30, 2004, the property in one of the Local Partnerships, Roeburn Ltd., was sold to an unrelated third party. The property was sold for a purchase price of approximately $421,000. The Partnership did not receive any proceeds from the sale.

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $36,000 and $53,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for both six month periods ended June 30, 2004 and 2003 and is included in general and administrative expenses.

During the six months ended June 30, 2003, the Corporate General Partner advanced approximately $53,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships. There were no such advances during the six months ended June 30, 2004. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at June 30, 2004.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sale of the property in Bernroe Ltd. in January 2004.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during both the six months ended June 30, 2004 and 2003, however, it does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The Partnership's cash reserves as of June 30, 2004 were approximately $174,000 which the Corporate General Partner estimated will be sufficient to cover future Partnership obligations.

Results of Operations

At June 30, 2004, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2003, the Partnership recognized equity in income of the Local Partnerships of approximately $28,000. There was no equity income or loss recognized during the six months ended June 30, 2004. During both the six months ended June 30, 2004 and 2003, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At June 30, 2004, the investment balance in all seven of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the six months ended June 30, 2004, the Partnership recognized approximately $1,000 of interest income. During the six months ended June 30, 2003, the Partnership did not earn any interest income as there was no cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $36,000 and $53,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2003.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $51,000 and $45,000 for the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses were approximately $14,000 and $10,000 for the six months ended June 30, 2004 and 2003, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004 and 2003, the Partnership advanced approximately $8,000 and $78,000, respectively, which was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at June 30, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to the public entities with variable entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit:

            See Exhibit Index Attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 2004.

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


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.