Form 10QSB
period 2004-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2004-11-15
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               SEPTEMBER 30, 2004



                             ASSETS
Cash and cash equivalents                                                $ 28
Investment in local partnerships (Note 2)                                    --

            Total assets                                                 $ 28

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 51
   Accounts payable and accrued expenses                                     51
                                                                             102
Contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                         (128)
   Limited partners                                                          54
                                                                            (74)

          Total liabilities and partners' (deficiency) equity            $ 28


                See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2004          2003          2004           2003

Interest income                             $    1        $   --        $     2       $   --

operating Expenses:
  Management fees - partners (Note 3)           19            27             55           80
  General and administrative (Note 3)            3             5             17           15
  Legal and accounting                          30            14             81           59
        Total operating expenses                52            46            153          154

Loss from partnership operations               (51)          (46)          (151)        (154)
Distributions from local partnerships
  recognized as income (Note 2)                 --            --              9            9
Gain on sale of limited partnership
  interest                                      --           940             --          940
Advances made to local partnerships
 recognized as expense                        (109)          (32)          (117)        (110)
Equity in income of local partnerships
  and amortization of acquisition costs
  (Note 2)                                      --            --             --           28
Net (loss) income                           $ (160)       $  862        $  (259)      $  713

Net (loss) income allocated to general
  partners (1%)                             $   (2)       $    8        $    (3)      $    7
Net (loss) income allocated to limited
  partners (99%)                              (158)          854           (256)         706

                                            $ (160)       $  862        $  (259)      $  713
Net (loss) income per limited
  partnership interest (Note 1)             $(9.68)       $52.32        $(15.68)      $43.25
Distributions per limited partnership
  interest (Note 1)                         $   --        $34.43        $    --       $34.43

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2003                     $ (125)           $ 310            $ 185

Net loss for the nine months
  ended September 30, 2004                  (3)             (256)            (259)

Partners' (deficiency) equity,
  September 30, 2004                    $ (128)            $ 54            $ (74)

  Percentage interest at
    September 30, 2004                       1%               99%            100%



                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2004          2003
Cash flows from operating activities:
  Net (loss) income                                                     $  (259)      $   713
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of limited partnership interest                            --          (940)
     Equity in income of local partnerships and amortization
    of acquisition costs                                                     --           (28)
     Advances to local partnerships recognized as expense                   117           110
    Accounts payable and accrued expenses                                    40          (104)
    Accrued fees due to affiliates                                           --          (209)
         Net cash used in operating activities                             (102)         (458)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   reduction of investment balance                                           --            28
  Proceeds from sale of limited partnership interest                         --         1,650
  Advances to local partnerships                                           (117)         (110)
         Net cash (used in) provided by investing activities               (117)        1,568

Cash flows from financing activities:
  Distribution to partners                                                   --          (568)
  Advances from affiliates                                                   --            82
  Repayment of advances from affiliates                                      --          (170)
         Net cash used in financing activities                               --          (656)

Net (decrease) increase in cash and cash equivalents                       (219)          454
Cash and cash equivalents, beginning of period                              247            --

Cash and cash equivalents, end of period                                $    28       $   454

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from local partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during the nine months ended September 30, 2004; however, it does not anticipate a significant increase in the amount of distributions received from local partnerships during the next twelve months. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,323 at both December 31, 2003 and 2002, respectively.

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

Note 2 - Investments in Local Partnerships

As of September 30, 2004, the Partnership holds limited partnership interests in six limited partnerships (the "Local Partnerships"). The Local Partnerships as of September 30, 2004, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

In January 2004, the property in one of the Local Partnerships, Bernroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property's outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

In July 2004, the property in one of the Local Partnerships, Roeburn Ltd., was sold to a third party. The property was sold for a purchase price of approximately $421,000. The Partnership did not receive any proceeds from the sale.

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

As of September 30, 2004, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2004 and 2003, approximately $117,000 and $110,000, respectively, was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):


                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2004         2003         2004           2003
                                               (Restated)                  (Restated)
Revenues
  Rental and other                   $ 545       $ 594        $ 1,601       $ 1,790

Expenses
  Operating                             399         408         1,308         1,245
  Depreciation                           89          85           267           256
  Interest                               86          89           258           267

                                        574         582         1,833         1,768
Net (loss) income                    $ (29)       $ 12        $ (232)         $ 22

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, for the three and nine months ended September 30, 2004 and 2003, the results of Roeburn, Ltd. and Bernroe, Ltd. have been excluded from the combined estimated statements of operations due to the sales of the properties in the Local Partnerships in July and January 2004, respectively. In addition, the results of Cherry Hill Apartments have been excluded from the three and nine months ended September 30, 2003 due to the sale of the Partnership's interest in this Local Partnership in September 2003.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $9,000 and $14,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $55,000 and $80,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,000 for both nine month periods ended September 30, 2004 and 2003 and is included in general and administrative expenses.

During the nine months ended September 30, 2003, the Corporate General Partner advanced approximately $82,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships. There were no such advances during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Partnership repaid approximately $170,000 of such advances to the Corporate General Partner. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at September 30, 2004.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sales of the properties in Bernroe Ltd. in January 2004 and Roeburn Ltd. in July 2004.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 during both the nine months ended September 30, 2004 and 2003, however, it does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The Partnership's cash reserves as of September 30, 2004 were approximately $28,000. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action.

Results of Operations

At  September  30,  2004,  the   Partnership   has   investments  in  six  Local
Partnerships, all of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2003, the Partnership recognized equity in income of the Local Partnerships of approximately $28,000. There was no equity income or loss recognized during the nine months ended September 30, 2004. During both the nine months ended September 30, 2004 and 2003, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At September 30, 2004, the investment balance in all six of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the nine months ended September 30, 2004, the Partnership recognized approximately $2,000 of interest income. During the nine months ended September 30, 2003, the Partnership did not earn any interest income as there was no cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $55,000 and $80,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2003.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $81,000 and $59,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase is due to an increase in legal fees associated with consent solicitations and the amendment of the Partnership Agreement. General and administrative expenses were approximately $17,000 and $15,000 for the nine months ended September 30, 2004 and 2003, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2004 and 2003, the Partnership advanced approximately $117,000 and $110,000, respectively, which was recognized as expense in the accompanying statements of operations.

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

The Partnership distributed the following amounts to the general and limited partners during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Sale (1)               $    --          $    --          $   568           $ 34.43


(1) From the sale of the limited partnership interest in Cherry Hill Apartments on September 4, 2003.

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at September 30, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

            See Exhibit Index Attached.

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


                                    Date: November 15, 2004

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




Date:  November 15, 2004

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

Date:  November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 15, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 15, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.