Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2005-03-31
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2004. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

The general partner of Real Estate Associates Limited is National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The business of REAL is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

REAL holds limited partnership interests in six local limited partnerships (the "Local Partnerships") as of December 31, 2004. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Partnership's properties are substantially in compliance with the present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2004, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                            IN WHICH REAL HAS AN INVESTMENT
                                   DECEMBER 31, 2004

                                     Financed        Units
                                     Insured       Authorized    Percentage of  Percentage of
                                       And         For Rental     Total Units    Total Units
                         No. of     Subsidized      Assistance   Under Occupied   Occupied
                          Units       Under         Section 8         2004          2003
   Name and Location

Belleville Manor           32          (B)              32            91%           95%
Marion, KY

Bethel Towers             146          (A)              53            84%           93%
Detroit, MI

Clinton Apts.              24          (B)              24            89%           90%
Clinton, KY

Northwood Village          72          (C)              72            95%           95%
Emporia, VA

W. Lafeyette Apts.         49          (C)              49             59%           69%
W. Lafeyette, OH

Williamson Towers          76          (B)              76            98%           99%
Williamson, WV
TOTALS                    399                          306

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

During  the  year  ended   December  31,  2004,  the  properties  in  two  Local
Partnerships were sold.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2004 (in thousands).

                                     Real Estate
                                     Associates
                                       Limited      Original Cost
                                     Percentage      of Ownership   Mortgage    Notes Payable and
              Partnership             Interest         Interest       Note      Accrued Interest

       Belleville Manor, Ltd.            99%            $  109      $    526         $    5
       Bethel Towers, Ltd.               99%               305         2,532             --
       Clinton Apts.                     95%                87           121             --
       Emporia, Ltd.                     95%               257         1,030             --
       W. Lafeyette, Ltd.                95%               147           898            461
       Williamson Towers Assoc.          99%               445         2,670             --
                                                        $1,350      $  7,777         $  466

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

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2004, there were 812 registered holders of 16,323 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                Year Ended     Per Limited     Year Ended    Per Limited
               December 31,    Partnership    December 31,   Partnership
                    2004          Unit            2003           Unit

Sale (1)           $   --        $    --         $  568          $ 34.43

(1) From the sale of the limited partnership interest in Cherry Hill Apartments in September 2003.

AIMCO and its affiliates owned 4,628 limited partnership interests (the "Interests"), or 28.35% of the outstanding Interests in the Partnership at December 31, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $9,000 and $37,000 during the years ended December 31, 2004 and 2003, respectively. In addition, the Partnership received approximately $1,650,000 from the sale of its limited partnership interest in Cherry Hill
Apartments during the year ended December 31, 2003. The Partnership used a significant portion of those proceeds to repay outstanding obligations of the Partnership. Of these obligations, the Partnership paid approximately $288,000 and $12,000 to the Corporate General Partner for accrued Partnership management fees and administrative fees. The Partnership also distributed approximately $568,000 to its investors to cover potential tax obligations arising from the sale.

As of December 31, 2004, the Partnership has cash and cash equivalents of approximately $5,000. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $1,000 in interest income for both the years ended December 31, 2004 and 2003. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at December 31, 2004. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

In January 2004, the property in one of the Local Partnerships, Benroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property's outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

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

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                Year Ended     Per Limited     Year Ended    Per Limited
               December 31,    Partnership    December 31,   Partnership
                    2004          Unit            2003           Unit

Sale (1)           $   --        $    --         $  568          $ 34.43

(1) From the sale of the limited partnership interest in Cherry Hill Apartments in September 2003.

Results of Operations

At December 31, 2004, the Partnership has investments in six Local Partnerships, five of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. The
Partnership recognized equity in income of the Local Partnerships and amortization of acquisition costs of approximately $28,000 for the year ended December 31, 2003. During both the years ended December 31, 2004 and 2003, the Partnership received approximately $9,000 in distributions from a Local Partnership that was recognized as income in the statements of operations since the Partnership's investment in the Local Partnership has been reduced to zero.

At December 31, 2004, the investment balance in all six of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The Partnership earned interest income of approximately $1,000 during both years ended December 31, 2004 and 2003.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership initial investment in a Local Partnership. Management fees were approximately $73,000 and $106,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in the management fee is due to the sale of the partnership's interest in Cherry Hill Apartments in 2003.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $103,000 and $71,000 for the years ended December 31, 2004 and 2003, respectively. The increase in legal and accounting expenses for the year ended December 31, 2004 is due to an increase in legal fees associated with the sales transactions occurring in 2004 and the consent solicitations and the amendment of the Partnership Agreement. General and administrative expenses were approximately $21,000 for both the years ended December 31, 2004 and 2003.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2004 and 2003, approximately
$117,000 and $240,000, respectively, was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 4,628 limited partnership interests (the "Interests"), or 28.35% of the outstanding Interests in the Partnership at December 31, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Item 7.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED

                          LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm




The Partners
Real Estate Associates Limited


We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2004, and the related statements of operations, partners' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available liquidity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                                          /s/Ernst & Young LLP
Greenville, South Carolina
March 29, 2005

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004


                           Assets
  Cash and cash equivalents                                   $     5
  Investment in local partnerships (Note 2)                        --
                                                              $     5
        Liabilities and Partners'(Deficiency) Equity

Liabilities:
  Accounts payable and accrued expenses                       $    55
  Accrued fees due to affiliates (Note 3)                          69
                                                                             124

Contingencies (Note 6)

Partners' (deficiency) equity:
  General partner                                                (128)
  Limited partners                                                  9
                                                                          (119)
       Total liabilities and partners' (deficiency) equity    $     5

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)

                                                                                   Year Ended
                                                                                  December 31,
                                                                                  2004     2003

INTEREST INCOME                                                               $     1    $     1

OPERATING EXPENSES:
  Management fees - partners (Note 3)                                              73        106
  General and administrative (Note 3)                                              21         21
  Legal and accounting                                                            103         71
        Total operating expenses                                                  197        198

Loss from partnership operations                                                 (196)      (197)
Distributions from local partnerships recognized as income
  (Note 2)                                                                          9          9
Gain on sale of limited partnership interest                                       --        940
Advances made to local partnerships recognized as expense                        (117)      (240)
Equity in income of local partnerships and amortization of acquisition
  costs (Note 2)                                                                   --         28
Net (loss) income                                                             $  (304)   $   540

Net (loss) income allocated to general partners (1%)                          $    (3)   $     6
Net (loss) income allocated to limited partners (99%)                            (301)       534
                                                                              $  (304)   $   540

Net (loss) income per limited partnership interest (Note 1)                   $(18.44)   $ 32.71

Distributions per limited partnership interest (Note 1)                       $    --    $ 34.43

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

            STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                     (in thousands, except interest data)

                                                     General        Limited
                                                    Partners        Partners        Total
Partnership interests                                                16,323

Partners' (deficiency) equity,
  January 1, 2003                                  $  (125)       $     338       $    213

Distributions to partners                               (6)            (562)          (568)

Net income for the year ended
  December 31, 2003                                      6              534            540

Partners' (deficiency) equity,
  December 31, 2003                                   (125)             310            185

Net loss for the year ended
  December 31, 2004                                     (3)            (301)          (304)

Partners' (deficiency) equity,
  December 31, 2004                                $  (128)        $      9        $  (119)


                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Year Ended
                                                                          December 31,
                                                                       2004           2003
Cash flows from operating activities:
  Net (loss) income                                                  $  (304)        $   540
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of local partnership interest                           --            (940)
     Advances made to local partnerships recognized as
       expense                                                           117             240
     Equity in income of local partnerships and amortization
      of acquisition costs                                                --             (28)
     Changes in accounts:
      Accounts payable and accrued expenses                               44            (138)
      Accrued fees due to partners                                        18            (209)
         Net cash used in operating activities                          (125)           (535)

Cash flows from investing activities:
  Advances to local partnerships                                        (117)           (240)
  Distributions from local partnerships recognized as a
   reduction of investment balance                                        --              28
  Proceeds from sale of local partnership interest                        --           1,650
         Net cash (used in) provided by investing activities            (117)          1,438

Cash flows from financing activities:
  Distribution to partners                                                --            (568)
  Advances from affiliates                                                --              82
  Repayment of advances from affiliates                                   --            (170)
         Net cash used in financing activities                            --            (656)

Net (decrease) increase in cash and cash equivalents                    (242)            247
Cash and cash equivalents, beginning of year                             247              --

Cash and cash equivalents, end of year                               $     5         $   247

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


Note 1 - Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at December 31, 2004. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (the "Partnership") was formed under the California Limited Partnership Act on September 15, 1977. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partner is National Partnership Investments Corp., a California Corporation ("NAPICO" or the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement. The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,323 for both years ended December 31, 2004 and 2003. There was no abandonment of limited partnership interests during 2004 or 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in Local Partnerships

As of December 31, 2004, the Partnership holds limited partnership interests in six limited partnerships (the "Local Partnerships"). The Local Partnerships as of December 31, 2004, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

As of December 31, 2004, the investment balance in all six Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2004 and 2003, approximately $117,000 and $240,000, respectively, was recognized as expense in the accompanying statements of operations.

In January 2004, the property in one of the Local Partnerships, Benroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property's outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

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

Although the Partnership's recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are unaudited condensed combined financial statements at December 31, 2004 and for each of the two years in the period ended December 31, 2004, for the Local Partnerships in which the Partnership has invested:

            Condensed Combined Balance Sheet of the Local Partnerships
                           (in thousands - unaudited)

                                                    December 31,
                                                        2004
Assets
  Land                                               $    372
  Building and improvements, net of accumulated
   depreciation of approximately $10,600                2,128
  Other assets                                          2,093
Total assets                                         $  4,593

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                             $  7,777
  Notes payable and interest                              466
  Other liabilities                                       340
                                                        8,583
Partners' deficit                                      (3,990)

Total liabilities and Partners' Deficit              $  4,593


        Condensed Combined Results of Operations of the Local Partnerships
                           (in thousands - unaudited)
                                                       Years ended December 31,
                                                         2004            2003
                                                                      (Restated)

Rental and other income                                $ 2,067         $ 2,188

Expenses:
Operating expenses                                       1,599           1,585
Financial expenses                                         228             343
Depreciation                                               369             356
Loss on refinancing                                         94              --
Total expenses                                           2,290           2,284

Net loss                                               $  (223)        $   (96)

In accordance with SFAS No. 144, the results of Bernroe, Ltd. and Roeburn, Ltd. have been excluded from the condensed combined results of operations for the years ended December 31, 2004 and 2003 due to the sales of the properties in the Local Partnerships in January and July 2004, respectively. In addition, the results of Cherry Hill Apartments have been excluded from the condensed combined results of operations for the year ended December 31, 2003 due to the sale of the Partnership's interest in the Local Partnership in September 2003.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees. The amounts paid were approximately $15,000 and $13,000 for the years ended December 31, 2004 and 2003, respectively.

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2004 and 2003 was approximately $73,000 and $106,000, respectively. At December 31, 2004, the Partnership owed NAPICO approximately $18,000 for management fees, which is included in accrued fees due to affiliates.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for both the years ended December 31, 2004 and 2003, and is included in general and administrative expenses.

During the year ended December 31, 2003, the Corporate General Partner advanced approximately $82,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships. There were no such advances during the year ended December 31, 2004. During the year ended December 31, 2003, the Partnership repaid approximately $170,000 of such advances to the Corporate General Partner. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2004.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to affiliates. The fee will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sales of the properties in Bernroe, Ltd. in January 2004 and Roeburn Ltd. in July 2004.

AIMCO and its affiliates owned 4,628 limited partnership interests (the "Interests"), or 28.35% of the outstanding Interests in the Partnership at December 31, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)
Net (loss) income per financial statements         $  (304)         $ 540

  Gain on sale of limited partner interest              --             984
  Other                                                136             (96)
  Partnership's share of Local Partnership             645              69
Income per tax return                              $   477         $ 1,497
Income per limited partnership
  interest                                         $ 28.91         $ 90.79

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2004
                                                     (in thousands)
      Net liabilities as reported                      $  (119)
      Add (deduct):
       Investment in Local Partnerships                 (4,849)
        Deferred offering costs                          2,568
       Other                                               557
      Net liabilities - federal tax basis              $(1,843)

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which
          REAL Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, excluding Bernroe and Roeburn which sold in January 2004, in which REAL has invested (in thousands - unaudited):

                                          Buildings
                                             And
                                           Related
                                           Personal              Accumulated    Date of
     Description     Encumbrances Land    Property  Total(2)   Depreciation  Construction
                                                        (3)          (3)

Belleville      Manor,    (1)     $ --     $   830    $   830      $   643     1978-1979
Ltd.
Bethel Towers, Ltd.       (1)       67       4,087      4,154        3,482     pre 1977
Clinton Apts.             (1)       50         568        618          574     1977-1980
Emporia, Ltd.             (1)       40       2,688      2,728        2,196     1978-1980
W. Lafeyette Ltd.         (1)      215       1,167      1,382        1,130     1979-1980
Williamson     Towers,    (1)       --       3,388      3,388        2,575     1979-1981
Ltd.
Total                     (1)     $372     $12,728    $13,100      $10,600

(1) Schedule of Encumbrances (unaudited)

                                                            Notes
                                                          Payable and
                                            Mortgage         Accrued
Partnership Name                             Notes          Interest         Total
                                                         (in thousands)
Belleville Manor, Ltd.                      $   526         $    5          $   531
Bethel Towers, Ltd.                           2,532             --            2,532
Clinton Apts.                                   121             --              121
Emporia, Ltd.                                 1,030             --            1,030
W. Lafeyette Ltd.                               898            461            1,359
Williamson Towers, Ltd.                       2,670             --            2,670
Total - December 31, 2004                   $ 7,777         $  466          $ 8,243

(2) Reconciliation of real estate and accumulated depreciation (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
Real Estate:
Balance at beginning of year                     $ 13,894       $ 23,547
Improvements during the year                          287            129
Disposal of assets                                 (1,081)        (8,643)
Assets held for sale                                   --         (1,139)
Balance at end of period                         $ 13,100       $ 13,894

                                                 Years Ended December 31,
                                                    2004          2003
                                                      (in thousands)
Accumulated Depreciation:
Balance at beginning of year                      $ 11,244      $ 17,634
Depreciation expense for the period                    369           395
Disposal of assets                                  (1,013)       (5,804)
Assets held for sale                                    --          (981)
Balance at end of year                            $ 10,600      $ 11,244

Note 7 - Contingencies

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Harry G. Alcock                 41    Executive Vice President and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Item 10.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

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

Item 12.  Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2004 and 2003 was approximately $73,000 and $106,000, respectively. At December 31, 2004, the Partnership owed NAPICO approximately $18,000 for management fees, which is included in accrued fees due to affiliates.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for both the years ended December 31, 2004 and 2003, and is included in general and administrative expenses.

During the year ended December 31, 2003, the Corporate General Partner advanced approximately $82,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships. There were no such advances during the year ended December 31, 2004. During the year ended December 31, 2003, the Partnership repaid approximately $170,000 of such advances to the Corporate General Partner. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2004.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to affiliates. The fee will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sales of the properties in Bernroe, Ltd. in January 2004 and Roeburn Ltd. in July 2004.

AIMCO and its affiliates owned 4,628 limited partnership interests (the "Interests"), or 28.35% of the outstanding Interests in the Partnership at December 31, 2004. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $34,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $7,000 and $15,000 for 2004 and 2003, respectively.

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

                                    Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/David R. Robertson         President, Chief Executive    Date: March 31, 2005
David R. Robertson              Officer and Director


/s/Harry G. Alcock            Executive Vice President      Date: March 31, 2005
Harry G. Alcock                 and Director


/s/Brian H. Shuman            Senior Vice President and     Date: March 31, 2005
Brian H. Shuman                 Chief Financial Officer

                         REAL ESTATE ASSOCIATES LIMITED
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

  3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

  3.1 Amendments to Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant's Form 8-K dated January 23, 2004.

  3.2 Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant's Form 8-K dated January 23, 2004.

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


Date:  March 31, 2005

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


Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 31, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.