Form 10QSB
period 2005-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2005-05-13
CIK 225789

17





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                                 (in thousands)

                                 MARCH 31, 2005



                             ASSETS
Cash and cash equivalents                                                 $ 1
Investment in local partnerships (Note 2)                                    --
            Total assets                                                  $ 1

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees due to affiliates (Note 3)                               $ 89
   Accounts payable and accrued expenses                                     42
                                                                             131
Contingencies (Note 4)

Partners' Deficit:
   General partner                                                         (128)
   Limited partners                                                          (2)
                                                                           (130)
          Total liabilities and partners' deficit                         $ 1

                See Accompanying Notes to Financial Statements



                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)



                                                              Three Months Ended
                                                                    March 31,
                                                                  2005     2004

     Interest income                                         $    --     $     1

     Operating expenses:
       Management fees - partners (Note 3)                        15          19
       General and administrative (Note 3)                         5           4
       Legal and accounting                                       14          29
            Total operating expenses                              34          52

     Loss from partnership operations                            (34)        (51)
     Distributions from local partnerships
       recognized as income (Note 2)                              23           9
     Advances to local partnerships
      recognized as expense (Note 2)                              --          (7)
     Net loss                                                 $  (11)     $  (49)

     Net loss allocated to general
       partner (1%)                                           $   --      $   (1)
     Net loss allocated to limited
       partners (99%)                                            (11)        (48)

                                                              $  (11)     $  (49)
     Net loss per limited partnership
       interest (Note 1)                                      $(0.67)     $(2.94)

                See Accompanying Notes to Financial Statements




                         REAL ESTATE ASSOCIATES LIMITED

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' (deficiency) equity,
  December 31, 2004                     $ (128)            $ 9             $ (119)

Net loss for the three months
  ended March 31, 2005                      --               (11)             (11)

Partners' deficit,
  March 31, 2005                        $ (128)            $ (2)           $ (130)

Percentage interest at
  March 31, 2005                          1%               99%              100%

                See Accompanying Notes to Financial Statements




                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                        Three Months Ended
                                                                            March 31,
                                                                       2005           2004

Cash flows from operating activities:
  Net loss                                                          $   (11)       $   (49)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Advances made to local partnerships recognized as expense           --              7
     Accrued fees due to affiliates                                      20             --
     Accounts payable and accrued expenses                              (13)            16
         Net cash used in operating activities                           (4)           (26)

Cash flows used in investing activities:
  Advances to local partnerships                                         --             (7)

Net decrease in cash and cash equivalents                                (4)           (33)
Cash and cash equivalents, beginning of period                            5            247

Cash and cash equivalents, end of period                           $      1       $    214

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at March 31, 2005. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, respectively.

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

Method of Accounting for Investment in Local Partnerships

The investment in local partnerships (the "Local Partnerships") is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.


Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,323 for both years ended December 31, 2004 and 2003.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same six VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of March 31, 2005, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships as of March 31, 2005, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of March 31, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004, approximately $7,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations. There were no such advances in 2005.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                          2005          2004
                                                                      (Restated)
                     Rental and other income              $   517     $   547
                     Expenses
                       Operating expense                      400         397
                       Financial expenses                      57          86
                       Depreciation                            92          89
                     Total expenses                           549         572
                     Net loss                             $   (32)    $   (25)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Bernroe, Ltd. and Roeburn, Ltd. have been excluded from the condensed combined results of operations for the three months ended March 31, 2004 due to the sales of the properties in the Local Partnership in January and July 2004, respectively.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $3,000 for both the three months ended March 31, 2005 and 2004.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $15,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,000 for both three month periods ended March 31, 2005 and 2004 and is included in general and administrative expenses.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and will not be paid until the limited partners have received a return of their original invested capital. There was no such fee accrued related to the sale of the properties in Bernroe Ltd. in January 2004 and Roeburn Ltd. in July 2004.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.


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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $23,000 and $9,000 during the three months ended March 31, 2005 and 2004, respectively. The Partnership does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at March 31, 2005. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At March 31, 2005, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2005 and 2004, the Partnership did not recognize any equity in income of the Local Partnerships. During the three months ended March 31, 2005 and 2004, the Partnership received approximately $23,000 and $9,000, respectively, in distributions from Local Partnerships that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

At March 31, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the three months ended March 31, 2005 the Partnership did not earn any interest income as there was no cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $15,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $14,000 and $29,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease is due to a decrease in legal fees due to the sale of the properties in two Local Partnerships during 2004. General and administrative expenses were approximately $5,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004, the Partnership advanced approximately $7,000, which was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at March 31, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same six VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 4.     Controls and Procedures

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


                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.


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


                                    Date: May 13, 2005




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

  32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





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




Date:  May 13, 2005

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

Date:  May 13, 2005

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



Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.