Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2005-08-15
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  JUNE 30, 2005



                             ASSETS
Cash and cash equivalents                                                 $  2
Investment in local partnerships (Note 2)                                   --

            Total assets                                                  $  2

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Due to affiliates (Note 3)                                             $ 140
   Accounts payable and accrued expenses                                     30
                                                                            170
Contingencies (Note 4)

Partners' deficit:
   General partner                                                         (129)
   Limited partners                                                         (39)
                                                                           (168)

          Total liabilities and partners' deficit                         $  2

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                 (Unaudited) (in thousands, except per interest data)


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               2005          2004          2005           2004

Interest income                             $   --        $   --        $   --        $    1

Operating expenses:
  Management fees - partners (Note 3)           15            17            30            36
  General and administrative (Note 3)            3            10             8            14
  Legal and accounting                          20            22            34            51
        Total operating expenses                38            49            72           101

Loss from partnership operations               (38)          (49)          (72)         (100)
Distributions from local partnerships
  recognized as income (Note 2)                 --            --            23             9
Advances to local partnerships
 recognized as expense (Note 2)                 --            (1)           --            (8)
Net loss                                    $  (38)       $  (50)       $  (49)       $  (99)

Net loss allocated to general
  partner (1%)                              $   (1)       $   --        $   (1)       $   (1)
Net loss allocated to limited
  partners (99%)                               (37)          (50)          (48)          (98)

                                            $  (38)       $  (50)       $  (49)       $  (99)
Net loss per limited partnership
  interest (Note 1)                         $(2.26)       $(3.06)       $(2.94)       $(6.00)

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     16,323

Partners' deficit,
  December 31, 2004                     $ (128)           $ 9             $ (119)

Net loss for the six months
  ended June 30, 2005                       (1)              (48)            (49)

Partners' deficit,
  June 30, 2005                         $ (129)           $ (39)          $ (168)

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net loss                                                        $   (49)        $   (99)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Advances to local partnerships recognized as expense              --               8
    Accounts payable and accrued expenses                             (25)             26
     Accrued fees due to affiliates                                    39              --
         Net cash used in operating activities                        (35)            (65)

Cash flows used in investing activities:
  Advances to local partnerships                                        --              (8)

Cash flows provided by financing activities:
  Advances from affiliates                                              32              --

Net decrease in cash and cash equivalents                               (3)            (73)
Cash and cash equivalents, beginning of period                           5             247

Cash and cash equivalents, end of period                           $     2         $   174

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that Real Estate Associates Limited (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at June 30, 2005. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004, respectively.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same six VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of June 30, 2005, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships as of June 30, 2005, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of June 30, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004, approximately $8,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations. There were no such advances in 2005.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and six months ended June 30, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (in thousands):

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             2005       2004       2005        2004

Rental and other income    $  468    $  509      $  985      $1,056
Expenses
  Operating expense            423       513        823         909
  Financial expenses            57        86         114        172
  Depreciation                 92        89          185        178
Total expenses                572       688        1,122      1,259
Net loss                   $ (104)   $ (179)     $ (137)     $ (203)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Bernroe, Ltd. and Roeburn, Ltd. have been excluded from the condensed combined results of operations for the three and six months ended June 30, 2004 due to the sales of the properties in the Local Partnership in January and July 2004, respectively.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $6,000 for both the six months ended June 30, 2005 and 2004.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $30,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Partnership owed approximately $49,000 in management fees.

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $5,000 for both six month periods ended June 30, 2005 and 2004 and is included in general and administrative expenses. At June 30, 2005, the Partnership owed NAPICO approximately $8,000 for such expenses.

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

During the six months ended June 30, 2005, the Corporate General Partner advanced approximately $32,000 to the Partnership to fund certain operating expenses of the Partnership. There were no such advances during the six months ended June 30, 2004. interest on advances is charged at prime plus 2%, or 8.25% at June 30, 2005. Interest expense was less than $1,000 for the six months ended June 30, 2005.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $23,000 and $9,000 during the six months ended June 30, 2005 and 2004, respectively. The Partnership does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at June 30, 2005. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At June 30, 2005, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2005 and 2004, the Partnership did not recognize any equity in income of the Local Partnerships. During the six months ended June 30, 2005 and 2004, the Partnership received approximately $23,000 and $9,000, respectively, in distributions from Local Partnerships that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

At June 30, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the six months ended June 30, 2005 the Partnership did not earn any interest income as there was no cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $30,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $34,000 and $51,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease is due to a decrease in legal fees due to the sale of the properties in two Local Partnerships during 2004. General and administrative expenses were approximately $8,000 and $14,000 for the six months ended June 30, 2005 and 2004, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004, the Partnership advanced approximately $8,000, which was recognized as expense in the accompanying statements of operations. There were no such advances in 2005.

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

Other

AIMCO and its affiliates owned 4,628 limited partnership interests, or 28.35% of the outstanding interests (the "Interests") in the Partnership at June 30, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary. Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 12, 2005

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




Date:  August 12, 2005

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

Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.