Form 10QSB
period 2005-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2005-11-14
CIK 225789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         REAL ESTATE ASSOCIATES LIMITED

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               SEPTEMBER 30, 2005



                             ASSETS
Cash and cash equivalents                                                $ 21
Investment in local partnerships (Note 2)                                   --

          Total assets                                                   $ 21

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Due to affiliates (Note 3)                                            $ 185
   Accounts payable and accrued expenses                                     40
                                                                             225
Contingencies (Note 4)

Partners' deficit:
   General partner                                                         (129)
   Limited partners                                                         (75)
                                                                           (204)

          Total liabilities and partners' deficit                        $ 21

         See Accompanying Notes to Consolidated Financial Statements

                See Accompanying Notes to Financial Statements


                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)



                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2005          2004          2005           2004
Revenues:
  Interest income                           $   --        $    1        $    --       $     2

Operating expenses:
  Management fees - general partner
     (Note 3)                                   15            19             45            55
  General and administrative (Note 3)            6             3             14            17
  Legal and accounting                          15            30             49            81
  Interest expense (Note 3)                      1            --              1            --
        Total operating expenses                37            52            109           153

Loss from partnership operations               (37)          (51)          (109)         (151)
Distributions from local partnerships
  recognized as income (Note 2)                  1            --             24             9
Advances made to local partnerships
 recognized as expense (Note 2)                 --          (109)            --          (117)
Net loss                                    $  (36)       $ (160)       $   (85)      $  (259)

Net loss allocated to general
  partner (1%)                              $   --        $   (2)       $    (1)      $    (3)
Net loss allocated to limited
  partners (99%)                               (36)         (158)           (84)         (256)

                                            $  (36)       $ (160)       $   (85)      $  (259)
Net loss per limited partnership
  interest (Note 1)                         $(2.21)       $(9.68)       $ (5.15)      $(15.68)

         See Accompanying Notes to Consolidated Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                        General          Limited
                                        Partner          Partners          Total

Partnership interests (A)                                 16,323

Partners' (deficiency) equity
  December 31, 2004                     $ (128)            $ 9             $ (119)

Net loss for the nine months
  ended September 30, 2005                  (1)              (84)             (85)

Partners' deficit
  September 30, 2005                    $ (129)           $ (75)          $ (204)

(A) Consists of 16,323 interests  outstanding at September 30, 2005 and December
31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                See Accompanying Notes to Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2005          2004
Cash flows from operating activities:
  Net loss                                                              $   (85)      $  (259)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Advances to local partnerships recognized as expense                    --           117
  Change in accounts:
    Accounts payable and accrued expenses                                   (15)           40
    Due to affiliates                                                        59            --
         Net cash used in operating activities                              (41)         (102)

Cash flows used in investing activities:
  Advances to local partnerships                                             --          (117)

Cash flows provided by financing activities:
  Advances from affiliates                                                   57            --

Net increase (decrease) in cash and cash equivalents                         16          (219)
Cash and cash equivalents, beginning of period                                5           247

Cash and cash equivalents, end of period                                $    21       $    28

         See Accompanying Notes to Consolidated Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that Real Estate Associates Limited (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at September 30, 2005. The Partnership may seek operating advances from National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004, respectively.

The general partner and special limited partner collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate trust.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIE's for which the Partnership was not the primary beneficiary. Those six VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in the same six VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of September 30, 2005, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships as of September 30, 2005, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of September 30, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2004, approximately $117,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations. Subsequent to September 30, 2005, the Partnership advanced a Local Partnership approximately $42,000 to fund outstanding trade payables.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (in thousands):

                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2005         2004         2005           2004
Revenues
  Rental and other                   $ 545       $ 545        $ 1,530       $ 1,601

Expenses
  Operating                             416         399         1,239         1,308
  Depreciation                           92          89           277           267
  Interest                               57          86           171           258

                                        565         574         1,687         1,833
Net loss                             $ (20)      $ (29)       $ (157)        $ (232)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Bernroe, Ltd. and Roeburn, Ltd. have been excluded from the condensed combined results of operations for the nine months ended
September 30, 2004 due to the sales of the properties in the Local Partnership in January and July 2004, respectively.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $10,000 and $9,000 for the nine months ended September 30, 2005 and 2004, respectively.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership's original invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $45,000 and $55,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Partnership owed approximately $64,000 in management fees and this amount is included in due to affiliates on the accompanying balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $7,000 for both nine month periods ended
September 30, 2005 and 2004 and is included in general and administrative expenses. At September 30, 2005, the Partnership owed NAPICO approximately $12,000 for such expenses and this amount is included in due to affiliates on the accompanying balance sheet.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee remains accrued at Septemebr 30, 2005, and will not be paid until the limited partners have received a return of their original invested capital. There was no such fee accrued related to the sale of the properties in Bernroe Ltd. in January 2004 and Roeburn Ltd. in July 2004.

During the nine months ended September 30, 2005, the Corporate General Partner advanced approximately $57,000 to the Partnership to fund certain operating expenses of the Partnership. There were no such advances during the nine months ended September 30, 2004. Interest on advances is charged at prime plus 2%, or 8.75% at September 30, 2005. Interest expense was approximately $1,000 for the nine months ended September 30, 2005. At September 30, 2005, the Partnership owed approximately $58,000 in advances and related accrued interest to an affiliate. Subsequent to September 30, 2005, an affiliate of the Corporate General Partner advanced approximately $42,000 to the Partnership to fund certain operating expenses of a Local Partnership.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested. The Partnership received distributions of approximately $24,000 and $9,000 during the nine months ended September 30, 2005 and 2004, respectively. The Partnership does not anticipate a significant increase in the amount of distributions received from the Local Partnerships during the next twelve months. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at September 30, 2005. The Partnership may seek operating advances from the Corporate General Partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At September 30, 2005, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2005 and 2004, the Partnership did not recognize any equity in income or loss of the Local Partnerships. During the nine months ended September 30, 2005 and 2004, the Partnership received approximately $24,000 and $9,000, respectively, in distributions from Local Partnerships that was recognized as income in the statement of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

At September 30, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero. Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. During the nine months ended September 30, 2005 the Partnership earned less than $1,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $45,000 and $55,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the management fee is due to the loss of two investments in Local Partnerships during 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense on advances from affiliates. Legal and accounting fees were approximately $49,000 and $81,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease is due to a decrease in legal fees due to the sale of the properties in two Local Partnerships during 2004. General and administrative expenses were approximately $14,000 and $17,000 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense was approximately $1,000 for the nine months ended September 30, 2005. The increase in interest expense is due to advances received from an affiliate during 2005.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the
Partnership's investment in Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2004, the Partnership advanced approximately $117,000, which was recognized as expense in the accompanying statements of operations. There were no such advances in 2005.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.96% of the outstanding interests (the "Interests") in the Partnership at September 30, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary. Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.