Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2006-04-07
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED

(Name of small business issuer in its charter)

California	95-3187912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

16,323 Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State Issuer's revenue for its most recent fiscal year $24,000

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

_________________________________________________________________________________________________

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

The general partner of Real Estate Associates Limited is National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL is conducted primarily by NAPICO.

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

REAL holds limited partnership interests in six local limited partnerships (the "Local Partnerships") as of December 31, 2005. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998.  During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2005, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Partnerships in which REAL is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL HAS AN INVESTMENT

DECEMBER 31, 2005

		Financed	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
	Units	Under	Section 8	2005	2004
Name and Location

Belleville Manor	32	(B)	32	89%	91%
Marion, KY

Bethel Towers	146	(A)	53	89%	84%
Detroit, MI

Clinton Apts.	24	(B)	24	88%	89%
Clinton, KY

Northwood Village	72	(C)	72	94%	95%
Emporia, VA

W. Lafeyette Apts.	49	(C)	49	71%	59%
W. Lafeyette, OH

Williamson Towers	76	(B)	76	97%	98%
Williamson, WV

TOTALS	399		306

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

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2005 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage	Notes Payable and
Partnership	Interest	Interest	Note	Accrued Interest

Belleville Manor, Ltd.	99%	$ 109	$ 526	$ --
Bethel Towers, Ltd.	99%	305	2,391	--
Clinton Apts.	95%	87	120	--
Emporia, Ltd.	95%	257	980	--
W. Lafeyette, Ltd.	95%	147	886	502
Williamson Towers Assoc.	99%	445	2,650	--
		$1,350	$ 7,553	$ 502

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2005, there were 810 registered holders of 16,323 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2005 and 2004.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.97% of the outstanding Interests in the Partnership at December 31, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested.  It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership received distributions of approximately $24,000 and $9,000 during the years ended December 31, 2005 and 2004, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions are recognized as income. During the years ended December 31, 2005 and 2004, the Partnership received distributions of approximately $24,000 and $9,000, respectively from Local Partnerships in which it does not have an investment balance remaining, and therefore were recognized as income.

As of December 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $8,000 and $5,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents  can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at December 31, 2005.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances. During the year ended December 31, 2005 the Partnership received advances from the Corporate General Partner of approximately $99,000. The advances were to fund Partnership operating expenses and to allow the Partnership to advance approximately $41,000 to a Local Limited Partnership to cover its operating expenses. There were no advances to the Partnership during the year ended December 31, 2004. The advances bear interest at prime plus 2% or 9.25% at December 31, 2005. Interest expense amounted to approximately $3,000 for the year ended December 31, 2005. Subsequent to December 31, 2005 an additional advance of approximately $158,000 from the Corporate General Partner was received by the Partnership to cover Partnership operating expenses and those of a Local Partnership.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

In January 2004, the property in one of the Local Partnerships, Bernroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property’s outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale. The Partnership’s investment was zero at the time of the transaction.

In July 2004, the property in one of the Local Partnerships, Roebern Ltd., was sold to a third party. The property was sold for a purchase price of approximately $421,000. The Partnership did not receive any proceeds from the sale. The Partnership’s investment was zero at the time of the transaction.

Results of Operations

At December 31, 2005, the Partnership has investments in six Local Partnerships which own housing projects, most of which were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2005 and 2004, the Partnership received approximately $24,000 and $9,000 in distributions from a Local Partnership that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnership has been reduced to zero.

At December 31, 2005, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. For the year ended December 31, 2005, the Partnership earned less than $1,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is payable to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership. Management fees were approximately $61,000 and $73,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in the annual management fees is a result of the reduction in invested assets on which such fee is based as the result of the sale of Bernroe, Ltd. and Roebern, Ltd. in 2004.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $73,000 and $103,000 for the years ended December 31, 2005 and 2004, respectively.  The decrease in legal and accounting expenses for the year ended December 31, 2005 is due to a decrease in legal fees due to the sale of the properties in two Local Partnerships during 2004 and costs associated with amending the Partnership Agreement during 2004. General and administrative expenses were approximately $18,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively. Interest expense was approximately $3,000 for the year ended December 31, 2005. The increase in interest expense is due to advances received from the Corporate General Partner during 2005.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004, approximately $41,000 and $117,000, respectively, are recognized as expense in the accompanying statements of operations.

Total net loss for the Local Limited Partnerships for 2005 and 2004 aggregated approximately $118,000 and $223,000, respectively.  The net loss allocated to the Partnership was approximately $116,000 and $217,000 for 2005 and 2004, respectively. However, none of this allocated net loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses. Total revenues for the Local Partnerships was approximately $2,113,000 and $2,067,000 for the years ended December 31, 2005 and 2004, respectively. Total expenses for the Local Partnerships was approximately $2,231,000 and $2,290,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.97% of the outstanding Interests in the Partnership at December 31, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of December 31, 2005, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Item 7.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2005, and the related statements of operations, partners’ deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available liquidity. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 27, 2006

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(in thousands)

DECEMBER 31, 2005

Assets
Cash and cash equivalents	$ 8
Investment in and advances to local partnerships (Note 3)	--
Total assets	$ 8

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 51
Accrued fees due to partners (Note 4)	146
Advances and accrued interest due to Corporate General
Partner (Note 4)	102
299

Contingencies (Note 7)

Partners' deficit:
General partner	(130)
Limited partners	(161)
(291)
Total liabilities and partners' deficit	$ 8

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004

Revenues:
Interest income	$ --	$ 1

Operating Expenses:
Management fees - partners (Note 4)	61	73
General and administrative (Note 4)	18	21
Legal and accounting	73	103
Interest expense	3	--
Total operating expenses	155	197

Loss from partnership operations	(155)	(196)
Distributions in excess of investment in Local
Partnerships(Note 3)	24	9
Advances made to Local Partnerships recognized as expense	(41)	(117)
Net loss (Note 5)	$ (172)	$ (304)

Net loss allocated to general partners (1%)	$ (2)	$ (3)
Net loss allocated to limited partners (99%)	(170)	(301)
	$ (172)	$ (304)

Net loss per limited partnership interest (Note 2)	$(10.41)	$(18.44)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,323

Partners' (deficiency) equity,
January 1, 2004	$ (125)	$ 310	$ 185

Net loss for the year ended
December 31, 2004	(3)	(301)	(304)

Partners' (deficiency) equity,
December 31, 2004	(128)	9	(119)

Net loss for the year ended
December 31, 2005	(2)	(170)	(172)

Partners' deficit,
December 31, 2005	$ (130)	$ (161)	$ (291)

(A)

Consists of 8,161.5 limited partnership units (the “Units”) (or 16,323 limited partnership interests) at December 31, 2005 and 2004. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (172)	$ (304)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advances made to local partnerships recognized as
expense	41	117
Changes in accounts:
Accounts payable and accrued expenses	(4)	44
Accrued fees due to partners	77	18
Accrued interest on advances	3	--
Net cash used in operating activities	(55)	(125)

Cash flows used in investing activities:
Advances to local partnerships	(41)	(117)

Cash flows provided by financing activities:
Advances from Corporate General Partner	99	--

Net increase (decrease) in cash and cash equivalents	3	(242)
Cash and cash equivalents, beginning of year	5	247

Cash and cash equivalents, end of year	$ 8	$ 5

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at December 31, 2005.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (the “Partnership”) was formed under the California Limited Partnership Act on September 15, 1977.  The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects.  The general partner is National Partnership Investments Corp., a California Corporation (“NAPICO” or the "Corporate General Partner").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The business of the Partnership is conducted primarily by NAPICO.

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

The general partner has a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective investments. A withdrawal amendment was entered into as of September 12, 2002 and became effective 90 days thereafter by and among NAPICO and Charles Boxenbaum, whereby Boxenbaum’s 45% general partner interest was converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 45% of the amounts otherwise allocable to the general partners by the Partnership.  The Corporate General Partner is the sole remaining general partner of the Partnership.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in local partnerships are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 16,323 for both years ended December 31, 2005 and 2004. There was no abandonment of limited partnership interests during 2005 or 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $8,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of December 31, 2005, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in Local Partnerships

As of December 31, 2005, the Partnership holds limited partnership interests in six limited partnerships (the “Local Partnerships”).  The Local Partnerships as of December 31, 2005, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2005, the investment balance in all six Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004, approximately $41,000 and $117,000, respectively, was recognized as expense in the accompanying statements of operations.

In January 2004, the property in one of the Local Partnerships, Bernroe Ltd., was sold to a third party. The property was sold for a purchase price of approximately $15,000 and assumption of the property’s outstanding debt by the purchaser. The Partnership did not receive any proceeds from the sale.

In July 2004, the property in one of the Local Partnerships, Roebern Ltd., was sold to a third party. The property was sold for a purchase price of approximately $421,000. The Partnership did not receive any proceeds from the sale.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are unaudited condensed combined financial statements at December 31, 2005 and for each of the two years in the period ended December 31, 2005, for the Local Partnerships in which the Partnership has invested:

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands – unaudited)

December 31, 2005
Assets
Land	$ 372
Building and improvements, net of accumulated
depreciation of approximately $10,736	1,892
Other assets	2,241
Total Assets	$ 4,505

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 7,553
Notes payable and interest	502
Other liabilities	567
8,622
Partners' deficit	(4,117)

Total Liabilities and Partners' Deficit	$ 4,505

Condensed Combined Results of Operations of the Local Partnerships
(in thousands – unaudited)
	Years ended December 31,
	2005	2004

Rental and other income	$ 2,113	$ 2,067

Expenses:
Operating expenses	1,663	1,599
Financial expenses	191	228
Depreciation	377	369
Loss on refinancing	--	94
Total expenses	2,231	2,290

Loss from continuing operations	$ (118)	$ (223)

In accordance with Statement of Financial Standards (“SFAS”) No. 144, the results of Bernroe, Ltd. and Roebern, Ltd. have been excluded from the condensed combined results of operations for the year ended December 31, 2004 due to the sales of the properties in the Local Partnerships in January and July 2004, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2005 and 2004 was approximately $61,000 and $73,000, respectively. At December 31, 2005, the Partnership owed NAPICO approximately $79,000 for management fees, which is included in accrued fees due to affiliates.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $10,000 for both the years ended December 31, 2005 and 2004, and is included in general and administrative expenses. At December 31, 2005, the Partnership owed NAPICO approximately $16,000 in unpaid reimbursements, which is included in accrued fees due to affiliates.

During the year ended December 31, 2005, the Corporate General Partner advanced approximately $42,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and approximately $57,000 to the Partnership to cover operating expenses of the Partnership. There were no such advances during the year ended December 31, 2004. Interest on advances is charged at prime plus 2% (9.25% at December 31, 2005). Interest expense was approximately $3,000 for the year ended December 31, 2005. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2005. Subsequent to December 31, 2005 an additional advance of approximately $158,000 from the Corporate General Partner was received by the Partnership to cover Partnership operating expenses and those of a Local Partnership.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to affiliates. The fee will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sales of the properties in Bernroe, Ltd. in January 2004 and Roebern Ltd. in July 2004.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above.  The Local Partnerships pay the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $13,000 and $15,000 for the years ended December 31, 2005 and 2004, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.97% of the outstanding Interests in the Partnership at December 31, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net loss per financial statements	$ (172)	$ (304)

Gain on sale of limited partner interest	8	--
Other	96	136
Partnership's share of Local Partnership	(4)	645
(Loss) income per tax return	$ (72)	$ 477
(Loss) income per limited partnership
interest	$ (4.37)	$ 28.91

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2005
(in thousands)
Net liabilities as reported	$ (291)
Add (deduct):
Investment in Local Partnerships	(4,838)
Deferred offering costs	2,568
Other	646
Net liabilities – federal tax basis	$(1,915)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    REAL Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, excluding Bernroe and Roebern which sold in 2004, in which REAL has invested (in thousands – unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	(1)	$ --	$ 721	$ 721	$ 546	1978-1979
Bethel Towers, Ltd.	(1)	67	4,088	4,155	3,582	pre 1977
Clinton Apts.	(1)	50	464	514	483	1977-1980
Emporia, Ltd.	(1)	40	2,694	2,734	2,248	1978-1980
W. Lafeyette Ltd.	(1)	215	1,185	1,400	1,155	1979-1980
Williamson Towers, Ltd.	(1)	--	3,476	3,476	2,722	1979-1981
Total	(1)	$372	$12,628	$13,000	$10,736

(1)

 Schedule of Encumbrances (unaudited)

		Notes
		Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
		(in thousands)
Belleville Manor, Ltd.	$ 526	$ --	$ 526
Bethel Towers, Ltd.	2,391	--	2,391
Clinton Apts.	120	--	120
Emporia, Ltd.	980	--	980
W. Lafeyette Ltd.	886	502	1,388
Williamson Towers, Ltd.	2,650	--	2,650
Total – December 31, 2005	$ 7,553	$ 502	$ 8,055

(2)

 Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands)
Real Estate:
Balance at beginning of year	$ 13,100	$ 13,894
Improvements during the year	141	287
Disposal of assets	(241)	(1,081)
Balance at end of year	$ 13,000	$ 13,100

	Years Ended December 31,
	2005	2004
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 10,600	$ 11,244
Depreciation expense for the period	377	369
Disposal of assets	(241)	(1,013)
Balance at end of year	$ 10,736	$ 10,600

Note 7 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately. On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner. Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

Item 9.

Directors and Executive Officers of the Partnership

Real Estate Associates Limited (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

David R. Robertson	40	President, Chief Executive Officer
		and Director
Harry G. Alcock	43	Executive Vice President and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief Financial
		Officer

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

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

    4,728

   28.97%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 12.  Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2005 and 2004 was approximately $61,000 and $73,000, respectively. At December 31, 2005, the Partnership owed NAPICO approximately $79,000 for management fees, which is included in accrued fees due to affiliates.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $10,000 for both the years ended December 31, 2005 and 2004, and is included in general and administrative expenses. At December 31, 2005, the Partnership owed NAPICO approximately $16,000 in unpaid reimbursements, which is included in accrued fees due to affiliates.

During the year ended December 31, 2005, the Corporate General Partner advanced approximately $42,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and approximately $57,000 to the Partnership to cover operating expenses of the Partnership. There were no such advances during the year ended December 31, 2004. Interest on advances is charged at prime plus 2% (9.25% at December 31, 2005). Interest expense was approximately $3,000 for the year ended December 31, 2005. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2005. Subsequent to December 31, 2005 an additional advance of approximately $158,000 from the Corporate General Partner was received by the Partnership to cover Partnership operating expenses and those of a Local Partnership.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to affiliates. The fee will not be paid until the limited partners have received a return of their original invested capital. There was no such fee earned related to the sales of the properties in Bernroe, Ltd. in January 2004 and Roebern Ltd. in July 2004.

NAPICO, or one of its affiliates, is the general partner and property management agent for certain Local Partnerships included above.  The Local Partnerships pay the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $13,000 and $15,000 for the years ended December 31, 2005 and 2004, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.97% of the outstanding Interests in the Partnership at December 31, 2005. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the

Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $7,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: April 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 5, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 5, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 5, 2006
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

3.1

Amendments to Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s current report on Form 8-K dated January 23, 2004.

3.2

Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s current report on Form 8-K dated January 23, 2004.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 5, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  April 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.