Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2006-05-05
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(Unaudited)

(in thousands)

MARCH 31, 2006

Assets
Cash and cash equivalents		$ 100
Investment in and advances to local partnerships (Note 2)		--
Total assets		$ 100

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses		$ 24
Accrued fees due to partner (Note 3)		161
Advances and accrued interest due to Corporate General
Partner (Note 3)		264
		449
Contingencies (Note 4)

Partners' Deficit:
General partner	(131)
Limited partners	(218)	(349)

Total liabilities and partners' deficit		$ 100

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ --	$ --

Operating expenses:
Management fees - partners (Note 3)	15	15
General and administrative (Note 3)	2	5
Legal and accounting	14	14
Interest expense	4	--
Total operating expenses	35	34

Loss from partnership operations	(35)	(34)
Distributions in excess of investment in Local
Partnerships	17	23
Advances to Local Partnerships
recognized as expense (Note 2)	(40)	--
Net loss	$ (58)	$ (11)

Net loss allocated to general partner (1%)	$ (1)	$ --
Net loss allocated to limited partners (99%)	(57)	(11)
	$ (58)	$ (11)
Net loss per limited partnership interest (Note 1)	$(3.49)	$(0.67)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,323

Partners' deficit
December 31, 2005	$ (130)	$ (161)	$ (291)

Net loss for the three months
ended March 31, 2006	(1)	(57)	(58)

Partners' deficit,
March 31, 2006	$ (131)	$ (218)	$ (349)

Percentage interest at
March 31, 2006	1%	99%	100%

(A)

Consists of 8,161.5 limited partnership units (the “Units”) (or 16,323 limited partnership interests) at March 31, 2006 and December 31, 2005. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (58)	$ (11)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to local partnerships recognized as expense	40	--
Changes in accounts:
Accounts payable and accrued expenses	15	(13)
Accrued fees due to partners	(27)	20
Accrued interest on advances	4	--

Net cash used in operating activities	(26)	(4)

Cash flows used in investing activates:
Advances to local partnerships	(40)	--

Cash flows provided by financing activities:
Advances from Corporate General Partner	158	--

Net increase (decrease) in cash and cash equivalents	92	(4)
Cash and cash equivalents, beginning of period	8	5

Cash and cash equivalents, end of period	$ 100	$ 1

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at March 31, 2006.  The Partnership may seek operating advances from National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2005.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

The general partner and special limited partner collectively have a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The Corporate General Partner of the Partnership is NAPICO a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate trust.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investment in Local Partnerships

The investment in local partnerships (the “Local Partnerships”) is accounted for on the equity method.  Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year.  The number of limited partnership interests was 16,323 for both years ended December 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of March 31, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note 2 – Investment in and Advances to Local Partnerships

As of March 31, 2006, the Partnership holds limited partnership interests in six Local Partnerships.  The Local Partnerships as of March 31, 2006, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of March 31, 2006, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2006, approximately $40,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statement of operations.  There were no such advances during the three months ended March 31, 2005.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Rental and other income	$ 528	$ 517

Expenses
Operating expense	416	400
Financial expenses	48	57
Depreciation	94	92
Total expenses	558	549
Net loss	$ (30)	$ (32)

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees.  The amounts paid were approximately $4,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred was approximately $15,000 for both the three months ended March 31, 2006 and 2005, respectively.  At March 31, 2006, the Partnership owed NAPICO approximately $94,000 for management fees and this amount is included in accrued fees due to partner.

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $3,000 for the three month period ended March 31, 2005 and is included in general and administrative expenses. No such fees were accrued or paid for the three months ended March 31, 2006. At March 31, 2006, the Partnership owed NAPICO approximately $16,000 for such expenses and this amount is included in accrued fees due to partner.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and is included in accrued fees due to partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

During the three months ended March 31, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the three months ended March 31, 2005. Interest on advances is charged at prime plus 2%, or 9.75% at March 31, 2006.  Interest expense was approximately $4,000 for the three months ended March 31, 2006.  At March 31, 2006, the Partnership owed approximately $264,000 in advances and related accrued interest to the Corporate General Partner.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received distributions of approximately $17,000 and $23,000 during the three months ended March 31, 2006 and 2005, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at March 31, 2006.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

As of March 31, 2006, the Partnership had cash and cash equivalents of approximately $100,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the three months ended March 31, 2006 and 2005 was less than $1,000 for both periods.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At March 31, 2006, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2006 and 2005, the Partnership did not recognize any equity in income of the Local Partnerships.  During the three months ended March 31, 2006 and 2005, the Partnership received approximately $17,000 and $23,000, respectively, in distributions from Local Partnerships that was recognized as income in the statement of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At March 31, 2006, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  During the three months ended March 31, 2006 the Partnership earned less than $1,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $15,000 for both the three months ended March 31, 2006 and 2005, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $14,000 for both the three months ended March 31, 2006 and 2005.  General and administrative expenses were approximately $2,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2006, the Partnership advanced approximately $40,000, which was recognized as expense in the accompanying statement of operations.  There were no such advances for the three months ended March 31, 2005.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.97% of the outstanding interests (the "Interests") in the Partnership at March 31, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of March 31, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 3.

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

Date: May 5, 2006

REAL ESTATE ASSOCIATES LIMITED

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

3.1

Amendments to Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Form 8-K dated January 23, 2004.

3.2

Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Form 8-K dated January 23, 2004.

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.