Form 10QSB
period 2006-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2006-11-09
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(Unaudited)

(in thousands)

SEPTEMBER 30, 2006

ASSETS
Cash and cash equivalents		$ 84
Investment in local partnerships (Note 2)		--

Total assets		$ 84

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accounts payable and accrued expenses		$ 30
Accrued fees due to partner (Note 3)		191
Advances and accrued interest due to Corporate General
Partner (Note 3)		278
		499
Contingencies (Note 4)

Partners' deficit:
General partner	$ (131)
Limited partners	(284)	(415)

Total liabilities and partners' deficit		$ 84

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 2	$ --	$ 3	$ --

Operating expenses:
Management fees – partners (Note 3)	15	15	45	45
General and administrative (Note 3)	2	6	6	14
Legal and accounting	4	15	35	49
Interest expense	7	1	18	1
Total operating expenses	28	37	104	109

Loss from partnership operations	(26)	(37)	(101)	(109)
Distributions from local partnerships
recognized as income (Note 2)	--	1	17	24
Advances made to local partnerships
recognized as expense (Note 2)	--	--	(40)	--
Net loss	$ (26)	$ (36)	$ (124)	$ (85)

Net loss allocated to general
partner (1%)	$ --	$ --	$ (1)	$ (1)
Net loss allocated to limited
partners (99%)	(26)	(36)	(123)	(84)

	$ (26)	$ (36)	$ (124)	$ (85)
Net loss per limited partnership
interest (Note 1)	$(1.60)	$(2.21)	$ (7.54)	$ (5.15)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except unit data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,323

Partners' deficit
December 31, 2005	$ (130)	$ (161)	$ (291)

Net loss for the nine months
ended September 30, 2006	(1)	(123)	(124)

Partners' deficit
September 30, 2006	$ (131)	$ (284)	$ (415)

(A)

Consists of 8,161.5 limited partnership units (the “Units”) (or 16,323 limited partnership interests) at September 30, 2006 and December 31, 2005. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (124)	$ (85)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advances to local partnerships recognized as expense	40	--
Change in accounts:
Accounts payable and accrued expenses	(21)	(15)
Accrued fees due to partner	45	59
Accrued interest on advances	18	--
Net cash used in operating activities	(42)	(41)

Cash flows used in investing activities:
Advances to local partnerships	(40)	--

Cash flows provided by financing activities:
Advances from the Corporate General Partner	158	57

Net increase in cash and cash equivalents	76	16
Cash and cash equivalents, beginning of period	8	5

Cash and cash equivalents, end of period	$ 84	$ 21

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at September 30, 2006.  The Partnership may seek operating advances from National Partnership Investments Corp., (“NAPICO” or the “Corporate General Partner”), of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2006, and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005, respectively.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investment in and Advances to Local Partnerships

As of September 30, 2006, the Partnership holds limited partnership interests in six Local Partnerships.  The Local Partnerships as of September 30, 2006, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of September 30, 2006, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2006, approximately $40,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.  There were no such advances during the nine months ended September 30, 2005.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental and other	$ 577	$ 545	$ 1,734	$ 1,530

Expenses
Operating	310	416	1,181	1,239
Interest	47	57	143	171
Depreciation	94	92	283	277

	451	565	1,607	1,687
Net income (loss)	$ 126	$ (20)	$ 127	$ (157)

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees.  The amounts paid were approximately $14,000 and $10,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred was approximately $45,000 for both the nine months ended September 30, 2006 and 2005.  At September 30, 2006, the Partnership owed NAPICO approximately $124,000 for management fees and this amount is included in accrued fees due to partner.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $7,000 for the nine month period ended September 30, 2005 and is included in general and administrative expenses. No such fees were accrued or paid for the nine months ended September 30, 2006. At September 30, 2006, the Partnership owed NAPICO approximately $16,000 for such expenses and this amount is included in accrued fees due to partner.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which was sold in September 2003. This fee was accrued and is included in accrued fees due to partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

During the nine months ended September 30, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. During the nine months ended September 30, 2005, the Corporate General Partner advanced approximately $57,000 to fund operating expenses of the Partnership. Interest on advances is charged at prime plus 2%, or 10.25% at September 30, 2006.  Interest expense was approximately $18,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Partnership owed approximately $278,000 in advances and related accrued interest to the Corporate General Partner.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received distributions of approximately $17,000 and $24,000 during the nine months ended September 30, 2006 and 2005, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, accounts payable and amounts due to affiliates exceed available cash at September 30, 2006.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

As of September 30, 2006, the Partnership had cash and cash equivalents of approximately $84,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the nine months ended September 30, 2006 was approximately $3,000.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2006, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2006 and 2005, the Partnership did not recognize any equity in income of the Local Partnerships.  During the nine months ended September 30, 2006 and 2005, the Partnership received approximately $17,000 and $24,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At September 30, 2006, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  During the nine months ended September 30, 2006 the Partnership earned approximately $3,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $45,000 for both the nine months ended September 30, 2006 and 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $35,000 and $49,000 for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in legal and accounting fees is due to a reduction in the cost of the annual partnership audit and special tax work performed in 2005. General and administrative expenses were approximately $6,000 and $14,000 for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in general and administrative expense is due to the decrease in reimbursements charged by NAPICO during 2006.

During the nine months ended September 30, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. During the nine months ended September 30, 2005 the Corporate General Partner advanced approximately $57,000 to fund operating expenses of the Partnership. Interest on advances is charged at prime plus 2%, or 10.25% at September 30, 2006.  Interest expense was approximately $18,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2006, the Partnership advanced approximately $40,000, which was recognized as expense in the accompanying statements of operations.  There were no such advances for the nine months ended September 30, 2005.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.97% of the outstanding interests (the "Interests") in the Partnership at September 30, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of September 30, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Kathleen Danilchick
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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.