Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2007-04-16
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

16,313 Limited Partnership Interests

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State Issuer's revenue for its most recent fiscal year $28,000

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL holds limited partnership interests in six local limited partnerships (the "Local Partnerships") as of December 31, 2006. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998.  During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA.  In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

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

During 2006, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Partnerships in which REAL is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL HAS AN INVESTMENT

DECEMBER 31, 2006

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8	2006	2005

Belleville Manor
Marion, KY	32	(B)	32	91%	89%

Bethel Towers
Detroit, MI	146	(A)	53	81%	89%

Clinton Apts.
Clinton, KY	24	(B)	24	91%	88%

Northwood Village
Emporia, VA	72	(C)	72	92%	94%

W. Lafeyette Apts.
W. Lafeyette, OH	49	(C)	49	84%	71%

Williamson Towers
Williamson, WV	76	(B)	76	97%	97%

TOTALS	399		306

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)

The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2006 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage	Notes Payable and
Partnership	Interest	Interest	Note	Accrued Interest

Belleville Manor, Ltd.	99%	$ 109	$ 526	$ --
Bethel Towers, Ltd.	99%	305	2,891	--
Clinton Apts.	95%	87	120	--
Emporia, Ltd.	95%	257	983	--
W. Lafeyette, Ltd.	95%	147	869	542
Williamson Towers Assoc.	99%	445	2,641	--
		$1,350	$ 8,030	$ 542

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2006, there were 813 registered holders of 16,313 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2006 and 2005.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.98% of the outstanding Interests in the Partnership at December 31, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested.  It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership received distributions of approximately $24,000 for both the years ended December 31, 2006 and 2005. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions are recognized as income. During the years ended December 31, 2006 and 2005, the Partnership received distributions of approximately $24,000 for both years from Local Partnerships in which it does not have an investment balance remaining, and therefore were recognized as income.

As of December 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $84,000 and $8,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2006.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances. During the year ended December 31, 2006 the Partnership received advances from the Corporate General Partner of approximately $158,000. The advances were to fund Partnership operating expenses and to allow the Partnership to advance approximately $40,000 to a Local Partnership to cover its operating expenses. During the year ended December 31, 2005 the Partnership received advances from the Corporate General Partner of approximately $99,000. The advances were to fund Partnership operating expenses and to allow the Partnership to advance approximately $41,000 to a Local Partnership to cover its operating expenses. The advances bear interest at prime plus 2% or 10.25% at December 31, 2006. Interest expense amounted to approximately $25,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At December 31, 2006, the Partnership has investments in six Local Partnerships which own housing projects, most of which were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During both of the years ended December 31, 2006 and 2005, the Partnership received approximately $24,000 in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2006, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. For the year ended December 31, 2006, the Partnership earned $4,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is payable to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership. Management fees were approximately $61,000 for both years ended December 31, 2006 and 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $46,000 and $73,000 for the years ended December 31, 2006 and 2005, respectively.  The decrease in legal and accounting expenses for the year ended December 31, 2006 is due to reduction in the cost of the annual partnership audit and special tax work performed in 2005. General and administrative expenses were approximately $6,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in general and administrative expense is due to the reduction in reimbursements charged by NAPICO during 2006. Interest expense was approximately $25,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense is due to advances received from the Corporate General Partner during 2006.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005, approximately $40,000 and $41,000, respectively, of such advances are recognized as expense in the accompanying statements of operations.

Total net loss for the Local Partnerships for 2006 and 2005 aggregated approximately $186,000 and $118,000, respectively.  The net loss allocated to the Partnership was approximately $185,000 and $116,000 for 2006 and 2005, respectively. However, none of this allocated net loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses. Total revenues for the Local Partnerships were approximately $2,182,000 and $2,113,000 for the years ended December 31, 2006 and 2005, respectively. Total expenses for the Local Partnerships were approximately $2,368,000 and $2,231,000 for the years ended December 31, 2006 and 2005, respectively.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA.  In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”). There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.98% of the outstanding Interests in the Partnership at December 31, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of December 31, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Financial Statements

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2006, and the related statements of operations, partners’ deficit and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2006. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2006 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

April 11, 2007

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(in thousands)

DECEMBER 31, 2006

Assets
Cash and cash equivalents		$ 84
Investment in and advances to Local Partnerships (Note 3)		--
Total assets		$ 84

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses		$ 33
Accrued fees due to partners (Note 4)		207
Advances and accrued interest due to Corporate General
Partner (Note 4)		285

Contingencies (Note 8)

Partners' deficit:
General partner	$ (132)
Limited partners	(309)	(441)
Total liabilities and partners' deficit		$ 84

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005

Revenues:
Interest income	$ 4	$ --

Operating Expenses:
Management fees - partners (Note 4)	61	61
General and administrative (Note 4)	6	18
Legal and accounting	46	73
Interest expense (Note 4)	25	3
Total operating expenses	138	155

Loss from partnership operations	(134)	(155)
Distributions in excess of investment in Local
Partnerships(Note 3)	24	24
Advances made to Local Partnerships recognized as expense	(40)	(41)
Net loss (Note 5)	$ (150)	$ (172)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(148)	(170)
	$ (150)	$ (172)

Net loss per limited partnership interest (Note 2)	$ (9.07)	$(10.41)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,313

Partners' (deficiency) capital,
January 1, 2005	$ (128)	$ 9	$ (119)

Net loss for the year ended
December 31, 2005	(2)	(170)	(172)

Partners' deficit, December 31, 2005	(130)	(161)	(291)

Net loss for the year ended
December 31, 2006	(2)	(148)	(150)

Partners’ deficit, December 31, 2006	$ (132)	$ (309)	$ (441)

(A)

Consists of 8,156.5 and 8,161.5 limited partnership units (the “Units”) (or 16,313 and 16,323 limited partnership interests) at December 31, 2006 and 2005, respectively.  A Unit consists of two limited partnership interests (Note 7).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (150)	$ (172)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advances made to Local Partnerships recognized as
Expense	40	41
Changes in accounts:
Accounts payable and accrued expenses	(18)	(4)
Accrued fees due to partners	61	77
Accrued interest on advances	25	3
Net cash used in operating activities	(42)	(55)

Cash flows used in investing activities:
Advances to Local Partnerships	(40)	(41)

Cash flows provided by financing activities:
Advances from Corporate General Partner	158	99

Net increase in cash and cash equivalents	76	3
Cash and cash equivalents, beginning of year	8	5

Cash and cash equivalents, end of year	$ 84	$ 8

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2006.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 16,313 and 16,323, respectively, for the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2006 and 2005.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in six VIEs for which the Partnership was not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  As of December 31, 2006, the Partnership continued to hold variable interests in the same six VIEs as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 3 - Investments in and Advances to Local Partnerships

As of December 31, 2006, the Partnership holds limited partnership interests in six limited partnerships (the “Local Partnerships”).  The Local Partnerships as of December 31, 2006, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Subsequent to December 31, 2006, the Partnership received a distribution of approximately $90,000 from one Local Partnership whose investment balance was zero. This distribution represented cumulative amounts not previously distributed by the Local Partnership.

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

As of December 31, 2006, the investment balance in all six Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005, approximately $40,000 and $41,000, respectively, of such advances was recognized as expense in the accompanying statements of operations.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are unaudited condensed combined financial statements at December 31, 2006 and for each of the two years in the period ended December 31, 2006, for the Local Partnerships in which the Partnership has invested:

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands – unaudited)

December 31, 2006
Assets
Land	$ 372
Building and improvements, net of accumulated
depreciation of approximately $11,074	2,727
Other assets	2,335
Total Assets	$ 5,434

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 8,030
Notes payable and interest	542
Other liabilities	1,183
9,755
Partners' deficit	(4,321)

Total Liabilities and Partners' Deficit	$ 5,434

Condensed Combined Results of Operations of the Local Partnerships
(in thousands – unaudited)
	Years Ended December 31,
	2006	2005

Rental and other income	$ 2,182	$ 2,113

Expenses:
Operating expenses	1,829	1,663
Financial expenses	174	191
Depreciation and amortization	365	377
Total expenses	2,368	2,231

Net loss	$ (186)	$ (118)

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA.  In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2006 and 2005 was approximately $61,000. At December 31, 2006, the Partnership owed NAPICO approximately $140,000 for management fees, which is included in accrued fees due to partners.

The Partnership reimbursed NAPICO for certain expenses.  There was no reimbursement to NAPICO for the year ended December 31, 2006. The Partnership reimbursed $10,000 to NAPICO for the year ended December 31, 2005, which is included in general and administrative expenses. At December 31, 2006, the Partnership owed NAPICO approximately $16,000 in unpaid reimbursements, which is included in accrued fees due to partners.

During the year ended December 31, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. During the year ended December 31, 2005, the Corporate General Partner advanced approximately $99,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership.  Interest on advances is charged at prime plus 2% (10.25% at December 31, 2006). Interest expense was approximately $25,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the balances of the advances, including accrued interest, was approximately $285,000. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2006 and collection is uncertain.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to partners. The fee will not be paid until the limited partners have received a return of their original invested capital.

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $18,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.98% of the outstanding Interests in the Partnership at December 31, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net loss per financial statements	$ (150)	$ (172)

Gain on sale of limited partner interest	--	8
Accrued fees due to partners	61	77
Investment in and advances to Local
Partnerships	48	15
Loss per tax return	$ (41)	$ (72)
Loss per limited partnership interest	$ (2.51)	$ (4.37)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2006
(in thousands)
Net liabilities as reported	$ (441)
Add (deduct):
Investment in Local Partnerships	(4,822)
Deferred offering costs	2,568
Other	739
Net liabilities – Federal tax basis	$(1,956)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    REAL Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands – unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	(1)	$ --	$ 730	$ 730	$ 576	1978-1979
Bethel Towers, Ltd.	(1)	67	5,148	5,215	3,679	pre 1977
Clinton Apts.	(1)	50	477	527	495	1977-1980
Emporia, Ltd.	(1)	40	2,716	2,756	2,273	1978-1980
W. Lafeyette Ltd.	(1)	215	1,208	1,423	1,179	1979-1980
Williamson Towers, Ltd.	(1)	--	3,522	3,522	2,872	1979-1981
Total-December 31, 2006	(1)	$372	$13,801	$14,173	$11,074

(1)

 Schedule of Encumbrances (unaudited)

		Notes
		Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
		(in thousands)
Belleville Manor, Ltd.	$ 526	$ --	$ 526
Bethel Towers, Ltd.	2,891	--	2,891
Clinton Apts.	120	--	120
Emporia, Ltd.	983	--	983
W. Lafeyette Ltd.	869	542	1,411
Williamson Towers, Ltd.	2,641	--	2,641
Total – December 31, 2006	$ 8,030	$ 542	$ 8,572

(2)

Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands)
Real Estate:
Balance at beginning of year	$ 13,000	$ 13,100
Improvements during the year	1,173	141
Disposal of assets	--	(241)
Balance at end of year	$ 14,173	$ 13,000

	Years Ended December 31,
	2006	2005
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 10,736	$ 10,600
Depreciation expense for the period	338	377
Disposal of assets	--	(241)
Balance at end of year	$ 11,074	$ 10,736

Note 7 – Abandonment of Limited Partnership Interests

During the year ended December 31, 2006, the number of limited partnership interests decreased by 10 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no interests abandoned during 2005.

Note 8 – Contingencies

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Real Estate Associates Limited (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

David R. Robertson	41	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Executive Vice President and Director
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief Financial
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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

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

   28.98%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 12.  Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2006 and 2005 was approximately $61,000. At December 31, 2006, the Partnership owed NAPICO approximately $140,000 for management fees, which is included in accrued fees due to partners.

The Partnership reimbursed NAPICO for certain expenses.  There was no reimbursement to NAPICO for the year ended December 31, 2006. The Partnership reimbursed $10,000 to NAPICO for the year ended December 31, 2005, which is included in general and administrative expenses. At December 31, 2006, the Partnership owed NAPICO approximately $16,000 in unpaid reimbursements, which is included in accrued fees due to partners.

During the year ended December 31, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. During the year ended December 31, 2005, the Corporate General Partner advanced approximately $99,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership.  Interest on advances is charged at prime plus 2% (10.25% at December 31, 2006). Interest expense was approximately $25,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the balance of advances, including accrual interest, was approximately $285,000. The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2006.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to partners. The fee will not be paid until the limited partners have received a return of their original invested capital.

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $18,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.98% of the outstanding Interests in the Partnership at December 31, 2006. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $49,000 for 2006 and 2005. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2006 and 2005.

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

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 16, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 16, 2007
Kathleen Danilchick	Chief Financial Officer

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

Date:  April 16, 2007

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

Date:  April 16, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 16, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.