Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2007-05-09
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(Unaudited)

(in thousands)

MARCH 31, 2007

Assets
Cash and cash equivalents		$ 152
Investment in and advances to Local Partnerships (Note 3)		--
Total assets		$ 152

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses		$ 20
Accrued fees due to partner (Note 4)		222
Advances and accrued interest due to Corporate General
Partner (Note 4)		292

Contingencies (Note 5)

Partners' Deficit:
General partner	$ (131)
Limited partners	(251)	(382)
Total liabilities and partners' deficit		$ 152

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 1	$ --

Operating expenses:
Management fees - partners (Note 4)	15	15
General and administrative (Note 4)	3	2
Legal and accounting	11	14
Interest expense (Note 4)	7	4
Total operating expenses	36	35

Loss from partnership operations	(35)	(35)
Distributions in excess of investment in Local
Partnerships (Note 3)	94	17
Advances to Local Partnerships recognized as expense (Note 3)	--	(40)
Net income (loss)	$ 59	$ (58)

Net income (loss) allocated to general partner (1%)	$ 1	$ (1)
Net income (loss) allocated to limited partners (99%)	58	(57)
	$ 59	$ (58)

Net income (loss) per limited partnership interest (Note 2)	$ 3.56	$(3.49)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,313

Partners' deficit,
December 31, 2006	$ (132)	$ (309)	$ (441)

Net income for the three months
ended March 31, 2007	1	58	59

Partners' deficit,
March 31, 2007	$ (131)	$ (251)	$ (382)

Percentage interest at
March 31, 2007	1%	99%	100%

(A)

Consists of 8,161.5 limited partnership units (the “Units”) (or 16,313 limited partnership interests) at March 31, 2007 and December 31, 2006. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$ 59	$ (58)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Advances made to Local Partnerships recognized as expense	--	40
Changes in accounts:
Accounts payable and accrued expenses	(13)	(27)
Accrued fees due to partners	15	15
Accrued interest on advances	7	4

Net cash provided by (used in) operating activities	68	(26)

Cash flows used in investing activates:
Advances to Local Partnerships	--	(40)

Cash flows provided by financing activities:
Advances from Corporate General Partner	--	158

Net increase in cash and cash equivalents	68	92
Cash and cash equivalents, beginning of period	84	8

Cash and cash equivalents, end of period	$ 152	$ 100

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at March 31, 2007.  The Partnership may seek operating advances from National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2006.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

The general partner and special limited partner collectively have a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The Corporate General Partner of the Partnership is NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year.  The number of limited partnership interests was 16,313 for the year ended December 31, 2006 and 16,323 for the year ended December 31, 2005.

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

The Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note 3 – Investment in and Advances to Local Partnerships

As of March 31, 2007, the Partnership holds limited partnership interests in six Local Partnerships.  The Local Partnerships as of March 31, 2007, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of March 31, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2006, approximately $40,000 was advanced to the Local Partnerships and was recognized as expense in the accompanying statement of operations. There were no such advances during the three months ended March 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Rental and other income	$ 545	$ 528

Expenses
Operating expense	457	416
Financial expenses	44	48
Depreciation and amortization	91	94
Total expenses	592	558
Net loss	$ (47)	$ (30)

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues, plus a data processing fee.  The amounts paid were approximately $4,000 for both of the three month periods ended March 31, 2007 and 2006.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred was approximately $15,000 for both of the three months ended March 31, 2007 and 2006.  At March 31, 2007, the Partnership owed NAPICO approximately $155,000 for management fees and this amount is included in accrued fees due to partner.

The Partnership reimbursed NAPICO for certain expenses. No such fees were accrued or paid for the three months ended March 31, 2007 or 2006. At March 31, 2007, the Partnership owed NAPICO approximately $16,000 for unpaid reimbursements and this amount is included in accrued fees due to partner.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

During the three months ended March 31, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the three months ended March 31, 2007. Interest on advances is charged at prime plus 2%, or 10.25% at March 31, 2007.  Interest expense was approximately $7,000 and $4,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Partnership owed approximately $292,000 in advances and related accrued interest to the Corporate General Partner.

Note 5 - Contingencies

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received distributions of approximately $94,000 and $17,000 during the three months ended March 31, 2007 and 2006, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at March 31, 2007.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

As of March 31, 2007, the Partnership had cash and cash equivalents of approximately $152,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the three months ended March 31, 2007 was approximately $1,000 and for the three months ended March 31, 2006 was less than $1,000. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2007, the Partnership has investments in six Local Limited Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2007 and 2006, the Partnership did not recognize any equity in income of the Local Partnerships.  During the three months ended March 31, 2007 and 2006, the Partnership received approximately $94,000 and $17,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At March 31, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  During the three months ended March 31, 2007 the Partnership earned approximately $1,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $15,000 for both of the three months ended March 31, 2007 and 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $11,000 for the three months ended March 31, 2007 and $14,000 for the three months ended March 31, 2006.  General and administrative expenses were approximately $3,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the three months ended March 31, 2007. Interest on advances is charged at prime plus 2%, or 10.25% at March 31, 2007.  Interest expense was approximately $7,000 and $4,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Partnership owed approximately $292,000 in advances and related accrued interest to the Corporate General Partner.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2006, the Partnership advanced approximately $40,000, which was recognized as expense in the accompanying statement of operations.  There were no such advances for the three months ended March 31, 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.98% of the outstanding interests (the "Interests") in the Partnership at March 31, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consoldiation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

The Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  Those six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.