Form 10QSB
period 2007-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2007-11-08
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(Unaudited)

(in thousands)

SEPTEMBER 30, 2007

ASSETS
Cash and cash equivalents		$ 75
Investment in and advances to local partnerships (Note 3)		--
Total assets		$ 75

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accounts payable and accrued expenses		$ 24
Accrued fees due to partner (Note 4)		236
Advances and accrued interest due to Corporate General
Partner (Note 4)		308
		568
Contingencies (Note 5)

Partners' deficit:
General partner	$ (133)
Limited partners	(360)	(493)
Total liabilities and partners' deficit		$ 75

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 2	$ 2	$ 5	$ 3

Operating expenses:
Management fees – partners (Note 4)	15	15	45	45
General and administrative (Note 4)	2	2	6	6
Legal and accounting	5	4	26	35
Interest expense (Note 4)	8	7	23	18
Total operating expenses	30	28	100	104

Loss from partnership operations	(28)	(26)	(95)	(101)
Distributions from local partnerships
recognized as income (Note 3)	--	--	94	17
Advances made to local partnerships
recognized as expense (Note 3)	(46)	--	(51)	(40)
Net loss	$ (74)	$ (26)	$ (52)	$ (124)

Net loss allocated to general
partner (1%)	$ (1)	$ --	$ (1)	$ (1)
Net loss allocated to limited
partners (99%)	(73)	(26)	(51)	(123)

	$ (74)	$ (26)	$ (52)	$ (124)
Net loss per limited partnership
interest (Note 2)	$(4.47)	$(1.60)	$ (3.13)	$ (7.54)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except unit data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,313

Partners' deficit at
December 31, 2006	$ (132)	$ (309)	$ (441)

Net loss for the nine months
ended September 30, 2007	(1)	(51)	(52)

Partners' deficit at
September 30, 2007	$ (133)	$ (360)	$ (493)

(A)

Consists of 8,156.50 limited partnership units (the “Units”) (or 16,313 limited partnership interests) at September 30, 2007 and December 31, 2006. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (52)	$ (124)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Advances to local partnerships recognized as expense	51	40
Change in accounts:
Accounts payable and accrued expenses	(9)	(21)
Accrued fees due to partner	29	45
Accrued interest on advances due to Partner	23	18
Net cash provided by (used in) operating activities	42	(42)

Cash flows used in investing activities:
Advances to local partnerships	(51)	(40)

Cash flows provided by financing activities:
Advances from the Corporate General Partner	--	158

Net (decrease) increase in cash and cash equivalents	(9)	76
Cash and cash equivalents, beginning of period	84	8

Cash and cash equivalents, end of period	$ 75	$ 84

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at September 30, 2007.  The Partnership may seek operating advances from National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and changes in cash flows for the nine months ended September 30, 2007 and 2006, respectively.

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

Method of Accounting for Investments in Local Partnerships

The investments in local partnerships (the “Local Partnerships”) is accounted for on the equity method.  Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

At September 30, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 3 – Investment in and Advances to Local Partnerships

As of September 30, 2007, the Partnership holds limited partnership interests in six Local Partnerships.  The Local Partnerships as of September 30, 2007, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of September 30, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2007 and 2006, approximately $51,000 and $40,000, respectively, was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2007 and 2006 for the Local Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental and other income	$ 567	$ 577	$ 1,731	$ 1,734

Expenses
Operating expenses	355	310	1,269	1,181
Financial expenses	44	47	131	143
Depreciation and amortization	91	94	274	283
Total expenses	490	451	1,674	1,607
Net income	$ 77	$ 126	$ 57	$ 127

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues, plus a data processing fee.  The amounts paid were approximately $12,000 and $14,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred was approximately $15,000 and $45,000 for both of the three and nine months ended September 30, 2007 and 2006.  At September 30, 2007, the Partnership owed NAPICO approximately $185,000 for management fees and this amount is included in accrued fees due to partner.

The Partnership reimbursed NAPICO for certain expenses.  No such expenses were accrued during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, the Partnership paid NAPICO approximately $16,000 of previously accrued expenses.  No such expenses were owed at September 30, 2007.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

During the nine months ended September 30, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the nine months ended September 30, 2007. Interest on advances is charged at prime plus 2%, or 9.75% at September 30, 2007.  Interest expense was approximately $23,000 and $18,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Partnership owed approximately $308,000 in advances and related accrued interest to the Corporate General Partner.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received distributions of approximately $94,000 and $17,000 during the nine months ended September 30, 2007 and 2006, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at September 30, 2007.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership.  However, the Corporate General Partner is not obligated to fund such advances.

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

As of September 30, 2007, the Partnership had cash and cash equivalents of approximately $75,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the nine months ended September 30, 2007 was approximately $5,000 and for the nine months ended September 30, 2006 was approximately $3,000. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2007, the Partnership has investments in six Local Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2007 and 2006, the Partnership did not recognize any equity in income of the Local Partnerships.  During the nine months ended September 30, 2007 and 2006, the Partnership received approximately $94,000 and $17,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At September 30, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  During the nine months ended September 30, 2007 and 2006 the Partnership earned approximately $5,000 and $3,000, respectively, in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $15,000 and $45,000 for both of the three and nine months ended September 30, 2007 and 2006, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $26,000 and $35,000 for the nine months ended September 30, 2007 and 2006, respectively and approximately $5,000 and $4,000 for the three months ended September 30, 2007 and 2006, respectively.  General and administrative expenses were approximately $6,000 for both of the nine months ended September 30, 2007 and 2006 and approximately $2,000 for both of the three months ended September 30, 2007 and 2006.  The decrease in legal and accounting fees for the nine months ended September 30, 2007 is due to a decrease in the annual audit fee charged to the Partnership.

During the nine months ended September 30, 2006, the Corporate General Partner advanced approximately $158,000 to the Partnership to fund certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the nine months ended September 30, 2007. Interest on advances is charged at prime plus 2%, or 9.75% at September 30, 2007.  Interest expense was approximately $23,000 and $18,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Partnership owed approximately $308,000 in advances and related accrued interest to the Corporate General Partner.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2007 and 2006, approximately $51,000 and $40,000, respectively, was advanced to the Local Partnerships and was recognized as expense in the accompanying statements of operations.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.98% of the outstanding interests (the "Interests") in the Partnership at September 30, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Partnerships

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

At September 30, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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