Form 10KSB
period 2007-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2008-04-14
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

16,308 Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State Issuer's revenue for its most recent fiscal year $107,000

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE  None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The principal business of the Partnership is to invest, directly or indirectly, in other limited partnerships which own or lease and operate federal, state and local government-assisted housing projects.

The general partner of Real Estate Associates Limited is National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL is conducted primarily by NAPICO.

REAL holds limited partnership interests in six local limited partnerships (the "Local Partnerships") as of December 31, 2007. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998.  During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Partnership’s properties are substantially in compliance with present requirements, the Local Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2007, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2007, of the projects owned by Local Partnerships in which REAL is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL HAS AN INVESTMENT

DECEMBER 31, 2007

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8	2007	2006

Belleville Manor
Marion, KY	32	(B)	32	97%	91%

Bethel Towers
Detroit, MI	146	(A)	53	96%	81%

Clinton Apts.
Clinton, KY	24	(B)	24	86%	91%

Northwood Village
Emporia, VA	72	(C)	72	95%	92%

W. Lafeyette Apts.
W. Lafeyette, OH	49	(C)	48	76%	84%

Williamson Towers
Williamson, WV	76	(B)	76	98%	97%

TOTALS	399		305

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)

The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2007 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage	Notes Payable and
Partnership	Interest	Interest	Note	Accrued Interest

Belleville Manor, Ltd.	99%	$ 109	$ 526	$ --
Bethel Towers, Ltd.	99%	305	4,228	--
Clinton Apts.	95%	87	120	--
Emporia, Ltd.	95%	257	979	--
W. Lafeyette, Ltd.	95%	147	854	593
Williamson Towers Assoc.	99%	445	2,631	--
		$1,350	$ 9,338	$ 593

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2007, there were 812 registered holders of 16,308 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.99% of the outstanding Interests in the Partnership at December 31, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested.  It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership received distributions of approximately $101,000 and $24,000 for the years ended December 31, 2007 and 2006. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions are recognized as income. During the years ended December 31, 2007 and 2006, the Partnership received distributions of approximately $101,000 and $24,000, respectively, from Local Partnerships in which it does not have an investment balance remaining, and therefore were recognized as income.

As of December 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $70,000 and $84,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2007.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances. During the year ended December 31, 2006 the Partnership received advances from the Corporate General Partner of approximately $158,000. The advances were to fund Partnership operating expenses and to allow the Partnership to advance approximately $40,000 to a Local Partnership to cover its operating expenses. There were no such advances during the year ended December 31, 2007 from the Corporate General Partner.  The advances bear interest at prime plus 2% or 9.25% at December 31, 2007. Interest expense amounted to approximately $30,000 and $25,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership advanced $51,000 to a Local Partnership to cover its operating expenses during the year ended December 31, 2007.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At December 31, 2007, the Partnership has investments in six Local Partnerships which own housing projects, most of which were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During both of the years ended December 31, 2007 and 2006, the Partnership received approximately $101,000 and $24,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. For the year ended December 31, 2007, the Partnership earned $6,000 in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is payable to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership. Management fees were approximately $61,000 for both of the years ended December 31, 2007 and 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $46,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in legal and accounting expenses for the year ended December 31, 2007 is due to a decrease in the annual audit fee charged to the Partnership.  General and administrative expenses were approximately $8,000 and $6,000 for the years ended December 31, 2007 and 2006, respectively. Interest expense was approximately $30,000 and $25,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership did not receive any advances from the Corporate General Partner or its affiliates during 2007.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006, approximately $51,000 and $40,000, respectively, of such advances are recognized as expense.

Total net loss for the Local Partnerships for 2007 and 2006 aggregated approximately $216,000 and $186,000, respectively.  The net loss allocated to the Partnership was approximately $211,000 and $185,000 for 2007 and 2006, respectively. However, none of this allocated net loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses. Total revenues for the Local Partnerships were approximately $2,362,000 and $2,182,000 for the years ended December 31, 2007 and 2006, respectively. Total expenses for the Local Partnerships were approximately $2,578,000 and $2,368,000 for the years ended December 31, 2007 and 2006, respectively.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.99% of the outstanding Interests in the Partnership at December 31, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Financial Statements

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheet of Real Estate Associates Limited as of December 31, 2007, and the related statements of operations, partners’ deficit and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2007. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

April 11, 2008

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEET

(in thousands)

DECEMBER 31, 2007

Assets
Cash and cash equivalents		$ 70
Investment in and advances to Local Partnerships (Note 3)		--
Total assets		$ 70

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses		$ 24
Accrued fees due to corporate general partner (Note 4)		251
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)		315

Contingencies (Note 8)

Partners' deficit:
General partner	$ (133)
Limited partners	(387)	(520)
Total liabilities and partners' deficit		$ 70

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006

Revenues:
Interest income	$ 6	$ 4

Operating Expenses:
Management fees – corporate general partner (Note 4)	61	61
General and administrative	8	6
Legal and accounting	36	46
Interest expense (Note 4)	30	25
Total operating expenses	135	138

Loss from partnership operations	(129)	(134)
Distributions in excess of investment in Local
Partnerships(Note 3)	101	24
Advances made to Local Partnerships recognized as expense	(51)	(40)
Net loss (Note 5)	$ (79)	$ (150)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(78)	(148)
	$ (79)	$ (150)

Net loss per limited partnership interest (Note 2)	$ (4.78)	$ (9.07)

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,308

Partners' deficit, December 31, 2005	$ (130)	$ (161)	$ (291)

Net loss for the year ended
December 31, 2006	(2)	(148)	(150)

Partners' deficit, December 31, 2006	(132)	(309)	(441)

Net loss for the year ended
December 31, 2007	(1)	(78)	(79)

Partners’ deficit, December 31, 2007	$ (133)	$ (387)	$ (520)

(A)

Consists of 8,154 and 8,156.5 limited partnership units (the “Units”) (or 16,308 and 16,313 limited partnership interests) at December 31, 2007 and 2006.  A Unit consists of two limited partnership interests (Note 7).

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (79)	$ (150)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Advances made to Local Partnerships recognized as
Expense	51	40
Changes in accounts:
Accounts payable and accrued expenses	(9)	(18)
Accrued fees due to corporate general partner	44	61
Accrued interest on advances	30	25
Net cash provided by (used in) operating activities	37	(42)

Cash flows used in investing activities:
Advances to Local Partnerships	(51)	(40)

Cash flows provided by financing activities:
Advances from Corporate General Partner or affiliates	--	158

Net (decrease) increase in cash and cash equivalents	(14)	76
Cash and cash equivalents, beginning of year	84	8

Cash and cash equivalents, end of year	$ 70	$ 84

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2007.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (the “Partnership”) was formed under the California Limited Partnership Act on September 15, 1977.  The Partnership was formed to invest either directly or indirectly in other partnerships which own or lease and operate primarily federal, state and local government-assisted housing projects.  The general partner is National Partnership Investments Corp., a California Corporation (“NAPICO” or the "Corporate General Partner").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The business of the Partnership is conducted primarily by NAPICO.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partner will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 16,308 and 16,313 at December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2007 and 2006.

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

At December 31, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1"). SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note 3 - Investments in and Advances to Local Partnerships

As of December 31, 2007, the Partnership holds limited partnership interests in six limited partnerships (the “Local Partnerships”).  The Local Partnerships as of December 31, 2007, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Subsequent to December 31, 2007, the Partnership received distributions of approximately $110,000 from two Local Partnerships whose investment balance was zero. These distributions represented 2007 amounts not previously distributed by the Local Partnerships.

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

As of December 31, 2007, the investment balance in all six Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006, approximately $51,000 and $40,000, respectively, of such advances was recognized as expense in the accompanying statements of operations.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Partnerships as of December 31, 2007 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2007 and 2006 are as follows:

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands – unaudited)

December 31, 2007
Assets
Land	$ 372
Building and improvements, net of accumulated
depreciation of approximately $11,452	3,355
Other assets	2,371
Total Assets	$ 6,098

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 9,338
Notes payable and interest	593
Other liabilities	840
10,771
Partners' deficit	(4,673)

Total Liabilities and Partners' Deficit	$ 6,098

Condensed Combined Results of Operations of the Local Partnerships
(in thousands – unaudited)
	Years Ended December 31,
	2007	2006

Rental and other income	$ 2,362	$ 2,182

Expenses:
Operating expenses	1,988	1,829
Financial expenses	183	174
Depreciation and amortization	407	365
Total expenses	2,578	2,368

Net loss	$ (216)	$ (186)

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2007 and 2006 was approximately $61,000. At December 31, 2007, the Partnership owed NAPICO approximately $200,000 for management fees, which is included in accrued fees due to Corporate General Partner.

The Partnership reimbursed NAPICO for certain expenses.  No such expenses were accrued during the year ended December 31, 2007 and 2006.  During the year ended December 31, 2007, the Partnership paid NAPICO approximately $16,000 of previously accrued expenses.  No such expenses were owed at December 31, 2007.

During the year ended December 31, 2006, the Corporate General Partner or its affiliates advanced approximately $158,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the year ended December 31, 2007 from the Corporate General Partner or affiliates.  Interest on advances is charged at prime plus 2% (9.25% at December 31, 2007). Interest expense was approximately $30,000 and $25,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the balances of the advances, including accrued interest, was approximately $315,000, which is included in advances and accrued interest due to Corporate General Partner or affiliates.  The Partnership advanced $51,000 to a Local Partnership to cover its operating expenses during the year ended December 31, 2007.  The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2007 and collection is uncertain.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to Corporate General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $14,000 and $18,000 for the years ended December 31, 2007 and 2006, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.99% of the outstanding Interests in the Partnership at December 31, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net loss per financial statements	$ (79)	$ (150)

Accrued fees due to partners	44	61
Investment in and advances to Local
Partnerships	19	48
Loss per tax return	$ (16)	$ (41)
Loss per limited partnership interest	$ (.99)	$ (2.51)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2007
(in thousands)
Net liabilities as reported	$ (520)
Add (deduct):
Investment in Local Partnerships	(4,842)
Deferred offering costs	2,568
Other	822
Net liabilities – Federal tax basis	$(1,972)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    REAL Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands – unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	(1)	$ --	$ 739	$ 739	$ 604	1978-1979
Bethel Towers, Ltd.	(1)	67	6,066	6,133	3,823	pre 1977
Clinton Apts.	(1)	50	489	539	507	1977-1980
Emporia, Ltd.	(1)	40	2,734	2,774	2,292	1978-1980
W. Lafeyette Ltd.	(1)	215	1,257	1,472	1,208	1979-1980
Williamson Towers, Ltd.	(1)	--	3,522	3,522	3,018	1979-1981
Total-December 31, 2007	(1)	$372	$14,807	$15,179	$11,452

(1)

 Schedule of Encumbrances (unaudited)

		Notes
		Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
		(in thousands)
Belleville Manor, Ltd.	$ 526	$ --	$ 526
Bethel Towers, Ltd.	4,228	--	4,228
Clinton Apts.	120	--	120
Emporia, Ltd.	979	--	979
W. Lafeyette Ltd.	854	593	1,447
Williamson Towers, Ltd.	2,631	--	2,631
Total – December 31, 2007	$ 9,338	$ 593	$ 9,931

 (2)

Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2007	2006
	(in thousands)
Real Estate:
Balance at beginning of year	$ 14,173	$ 13,000
Improvements during the year	1,006	1,173
Balance at end of year	$ 15,179	$ 14,173

	Years Ended December 31,
	2007	2006
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 11,074	$ 10,736
Depreciation expense for the period	378	338
Balance at end of year	$ 11,452	$ 11,074

Note 7 – Abandonment of Limited Partnership Interests

During the year ended December 31, 2007, the number of limited partnership interests decreased by 5 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. The number of limited partnership interests decreased by 10 interests during the year ended December 31, 2006.

Note 8 – Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Real Estate Associates Limited (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp. a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial
		Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to AIMCO’S portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

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

   28.99%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 12.  Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2007 and 2006 was approximately $61,000. At December 31, 2007, the Partnership owed NAPICO approximately $200,000 for management fees, which is included in accrued fees due to corporate general partner.

The Partnership reimbursed NAPICO for certain expenses.  No such expenses were accrued during the year ended December 31, 2007 and 2006.  During the year ended December 31, 2007, the Partnership paid NAPICO approximately $16,000 of previously accrued expenses.  No such expenses were owed at December 31, 2007.

During the year ended December 31, 2006, the Corporate General Partner or its affiliates advanced approximately $158,000 to the Partnership for purposes of funding certain operating expenses of the Local Partnerships and to cover operating expenses of the Partnership. There were no such advances during the year ended December 31, 2007 from the Corporate General Partner or affiliates.  Interest on advances is charged at prime plus 2% (9.25% at December 31, 2007). Interest expense was approximately $30,000 and $25,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the balances of the advances, including accrued interest, was approximately $315,000, which is included in advances and accrued interest due to Corporate General Partner or affiliates.  The Partnership advanced $51,000 to a Local Partnership to cover its operating expenses during the year ended December 31, 2007.  The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2007 and collection is uncertain.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments which sold in September 2003. This fee was accrued and is included in accrued fees due to corporate general partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $14,000 and $18,000 for the years ended December 31, 2007 and 2006, respectively.

AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 28.99% of the outstanding Interests in the Partnership at December 31, 2007. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 and $34,000 for 2007 and 2006. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $8,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: April 11, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: April 11, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: April 11, 2008
David R. Robertson

/s/Harry G. Alcock	Executive Vice President	Date: April 11, 2008
Harry G. Alcock	and Director

/s/Martha L. Long	Senior Vice President	Date: April 11, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: April 11, 2008
Stephen B. Waters

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