Form 10-Q
period 2008-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2008-08-14
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 93	$ 70
Investment in and advances to Local Partnerships (Note 3)	--	--
Total assets	$ 93	$ 70

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 21	$ 24
Accrued fees due to Corporate General Partner (Note 4)	281	251
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	327	315
	629	590

Contingencies (Note 5)

Partners' Deficit:
General partner	(133)	(133)
Limited partners	(403)	(387)
	(536)	(520)
Total liabilities and partners' deficit	$ 93	$ 70

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Interest income	$ --	$ 2	$ 1	$ 3

Operating expenses:
Management fees – corporate general
partner (Note 4)	15	15	30	30
General and administrative	2	1	5	4
Legal and accounting	11	10	20	21
Interest expense (Note 4)	5	8	12	15
Total operating expenses	33	34	67	70

Loss from partnership operations	(33)	(32)	(66)	(67)
Distributions in excess of investment in
Local Partnerships (Note 3)	--	--	110	94
Advances to Local Partnerships
recognized as expense (Note 3)	(60)	(5)	(60)	(5)
Net (loss) income	$ (93)	$ (37)	$ (16)	$ 22

Net loss allocated to general
partner (1%)	$ (1)	$ --	$ --	$ --
Net (loss) income allocated to limited
partners (99%)	(92)	(37)	(16)	22

	$ (93)	$ (37)	$ (16)	$ 22
Net (loss) income per limited
partnership interest (Note 2)	$(5.64)	$(2.27)	$ (.98)	$ 1.35

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,308

Partners' deficit,
December 31, 2007	$ (133)	$ (387)	$ (520)

Net loss for the six months
ended June 30, 2008	--	(16)	(16)

Partners' deficit,
June 30, 2008	$ (133)	$ (403)	$ (536)

Percentage interest at
June 30, 2008	1%	99%	100%

(A)

Consists of 8,154 limited partnership units (the “Units”) (or 16,308 limited partnership interests) at June 30, 2008 and December 31, 2007. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (16)	$ 22
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Advances to Local Partnerships recognized as expense	60	5
Changes in accounts:
Accounts payable and accrued expenses	(3)	(11)
Accrued fees due to corporate general partner	30	30
Accrued interest on advances	12	15
Net cash provided by operating activities	83	61

Cash flows used in investing activity:
Advances to Local Partnerships	(60)	(5)

Net increase in cash and cash equivalents	23	56
Cash and cash equivalents, beginning of period	70	84

Cash and cash equivalents, end of period	$ 93	$ 140

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at June 30, 2008.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates. However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding at December 31 of the prior year.  The number of limited partnership interests was 16,308 for the year ended December 31, 2007 and 16,313 for the year ended December 31, 2006.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 – Investment in and Advances to Local Partnerships

As of June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in six limited partnerships (the “Local Partnerships”).  The Local Partnerships as of June 30, 2008, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

As of June 30, 2008 and December 31, 2007, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2008 and 2007, approximately $60,000 and $5,000, respectively, was advanced to one Local Partnership and was recognized as expense in the accompanying statements of operations. Subsequent to June 30, 2008, the Partnership advanced an additional $27,000 to the same Local Partnership.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2008 and 2007 for the Local Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental and other income	$ 662	$ 619	$1,253	$1,164

Expenses
Operating expense	457	457	954	914
Financial expenses	45	43	91	87
Depreciation and amortization	102	92	204	183
Total expenses	604	592	1,249	1,184
Net income (loss)	$ 58	$ 27	$ 4	$ (20)

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues, plus a data processing fee.  The amounts paid were approximately $8,000 for both of the six month periods ended June 30, 2008 and 2007.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred was approximately $30,000 for both of the six months ended June 30, 2008 and 2007.  At June 30, 2008 and December 31, 2007, the Partnership owed NAPICO approximately $230,000 and $200,000, respectively, for management fees and this amount is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the six months ended June 30, 2008 and 2007.  Interest on advances is charged at prime plus 2%, or 7.00% at June 30, 2008.  Interest expense was approximately $12,000 and $15,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the Partnership owed approximately $327,000 and $315,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and cash distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received distributions of approximately $110,000 and $94,000 during the six months ended June 30, 2008 and 2007, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at June 30, 2008.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

As of June 30, 2008, the Partnership had cash and cash equivalents of approximately $93,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the six months ended June 30, 2008 and 2007, respectively, was approximately $1,000 and $3,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2008, the Partnership has investments in six Local Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2008 and 2007, the Partnership did not recognize any equity in income of the Local Partnerships.  During the six months ended June 30, 2008 and 2007, the Partnership received approximately $110,000 and $94,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At June 30, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  During the six months ended June 30, 2008 and 2007, the Partnership earned approximately $1,000 and $3,000, respectively, in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Limited Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $30,000 for both of the six months ended June 30, 2008 and 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $20,000 and $21,000 for the six months ended June 30, 2008 and 2007, respectively, and $11,000 and $10,000 for the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses were approximately $5,000 and $4,000 for the six months ended June 30, 2008 and 2007, respectively, and $2,000 and $1,000 for the three months ended June 30, 2008 and 2007, respectively.

The Corporate General Partner and its affiliates made no advances to the Partnership during the six months ended June 30, 2008 and 2007.  Interest on advances is charged at prime plus 2%, or 7.00% at June 30, 2008.  Interest expense was approximately $12,000 and $15,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the Partnership owed approximately $327,000 and $315,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2008 and 2007, approximately $60,000 and $5,000, respectively, was advanced to one Local Partnership and was recognized as expense in the accompanying statements of operations. Subsequent to June 30, 2008, the Partnership advanced an additional $27,000 to the same Local Partnership.

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

Other

AIMCO and its affiliates owned 4,728 limited partnership interests, or 28.99% of the outstanding interests (the "Interests") in the Partnership at June 30, 2008. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 4T.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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