Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2009-03-31
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED

(Exact name of registrant as specified in its charter)

California	95-3187912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL holds limited partnership interests in six local limited partnerships (the "Local Partnerships") as of December 31, 2008. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Partnerships.

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

Laws benefiting disabled persons may result in the Local Partnerships’ incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.       Properties

During 2008, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2008, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                           IN WHICH REAL HAS AN INVESTMENT

                                  DECEMBER 31, 2008

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8	2008	2007

Belleville Manor
Marion, KY	32	(B)	32	94%	97%

Bethel Towers
Detroit, MI	146	(A)	53	98%	96%

Clinton Apts.
Clinton, KY	24	(B)	24	83%	86%

Northwood Village
Emporia, VA	72	(C)	72	86%	95%

W. Lafeyette Apts.
W. Lafeyette, OH	49	(C)	48	96%	76%

Williamson Towers
Williamson, WV	76	(B)	76	98%	98%

TOTALS	399		305

(A)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2008 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage	Notes Payable and
Partnership

Interest

		Interest	Note	Accrued Interest

Belleville Manor, Ltd.	99%	$ 109	$ 526	$ --
Bethel Towers, Ltd.	99%	305	4,045	--
Clinton Apts.	95%	87	120	--
Emporia, Ltd.	95%	257	975	--
W. Lafeyette, Ltd.	95%	147	838	681
Williamson Towers Assoc.	99%	445	2,620	--
		$1,350	$ 9,124	$ 681

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

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.       Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, there were 811 registered holders of 16,303 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2008 and 2007.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2008. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested.  It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership received distributions of approximately $110,000 and $101,000 for the years ended December 31, 2008 and 2007. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions are recognized as income. During the years ended December 31, 2008 and 2007, the Partnership received distributions of approximately $110,000 and $101,000, respectively, from Local Partnerships in which it does not have an investment balance remaining, and therefore were recognized as income.

As of December 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $46,000 and $70,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  Interest income earned during the years ended December 31, 2008 and 2007, was approximately $2,000 and $6,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2008.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances. There were no advances during the year ended December 31, 2008 and 2007 from the Corporate General Partner.  The advances bear interest at prime plus 2% or 5.25% at December 31, 2008. Interest expense amounted to approximately $23,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively. The Partnership advanced approximately $88,000 and $51,000 to a Local Partnership to cover its operating expenses during the years ended December 31, 2008 and 2007, respectively.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At December 31, 2008, the Partnership has investments in six Local Partnerships which own housing projects, most of which were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2008 and 2007, the Partnership received approximately $110,000 and $101,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. For the years ended December 31, 2008 and 2007, the Partnership earned approximately $2,000 and $6,000, respectively, in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is payable to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership. Management fees were approximately $61,000 for both of the years ended December 31, 2008 and 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $41,000 and $36,000 for the years ended December 31, 2008 and 2007, respectively.  The increase in legal and accounting expenses for the year ended December 31, 2008 is due to an increase in the annual audit fee charged to the Partnership.  General and administrative expenses were approximately $8,000 for both of the years ended December 31, 2008 and 2007.

The Corporate General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2008 and 2007.  Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2008.  Interest expense was approximately $23,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and December 31, 2007, the Partnership owed approximately $338,000 and $315,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007, approximately $88,000 and $51,000, respectively, of such advances are recognized as expense.

Total net income (loss) for the Local Partnerships for 2008 and 2007 aggregated approximately $48,000 and ($216,000), respectively. The net income (loss) allocated to the Partnership was approximately $46,000 and ($211,000) for 2008 and 2007, respectively. However, none of this allocated net income (loss) was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses. Total revenues for the Local Partnerships were approximately $2,572,000 and $2,362,000 for the years ended December 31, 2008 and 2007, respectively. Total expenses for the Local Partnerships were approximately $2,524,000 and $2,578,000 for the years ended December 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2008. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.       Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheets of Real Estate Associates Limited as of December 31, 2008 and 2007, and the related statements of operations, partners’ deficit and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2008. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 46	$ 70
Investment in and advances to Local Partnerships (Note 3)	--	--
Total assets	$ 46	$ 70

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 25	$ 24
Accrued fees due to Corporate General Partner (Note 4)	312	251
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	338	315
	675	590

Contingencies (Note 8)

Partners' Deficit:
General partner	(134)	(133)
Limited partners	(495)	(387)
	(629)	(520)
Total liabilities and partners' deficit	$ 46	$ 70

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007

Revenues:
Interest income	$ 2	$ 6

Operating Expenses:
Management fees – corporate general partner (Note 4)	61	61
General and administrative	8	8
Legal and accounting	41	36
Interest expense (Note 4)	23	30
Total operating expenses	133	135

Loss from partnership operations	(131)	(129)
Distributions in excess of investment in Local
Partnerships(Note 3)	110	101
Advances made to Local Partnerships recognized as
expense (Note 3)	(88)	(51)
Net loss (Note 5)	$ (109)	$ (79)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(108)	(78)
	$ (109)	$ (79)

Net loss per limited partnership interest (Note 2)	$ (6.62)	$ (4.78)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,303

Partners' deficit, December 31, 2006	$ (132)	$ (309)	$ (441)

Net loss for the year ended
December 31, 2007	(1)	(78)	(79)

Partners' deficit, December 31, 2007	(133)	(387)	(520)

Net loss for the year ended
December 31, 2008	(1)	(108)	(109)

Partners’ deficit, December 31, 2008	$ (134)	$ (495)	$ (629)

(A)   Consists of 8,151.5 and 8,154 limited partnership units (the “Units”) (or 16,303 and 16,308 limited partnership interests) at December 31, 2008 and 2007.  A Unit consists of two limited partnership interests (Note 7).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (109)	$ (79)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Advances made to Local Partnerships recognized as
Expense	88	51
Changes in accounts:
Accounts payable and accrued expenses	1	(9)
Accrued fees due to corporate general partner	61	44
Accrued interest on advances	23	30
Net cash provided by operating activities	64	37

Cash flows used in investing activities:
Advances to Local Partnerships	(88)	(51)

Net decrease in cash and cash equivalents	(24)	(14)
Cash and cash equivalents, beginning of year	70	84

Cash and cash equivalents, end of year	$ 46	$ 70

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2008.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,308 at January 1, 2008 and 16,313 at January 1, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2008 and 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 399 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note 3 - Investments in and Advances to Local Partnerships

As of December 31, 2008, the Partnership holds limited partnership interests in six limited partnerships (the “Local Partnerships”).  The Local Partnerships as of December 31, 2008, own residential low income rental projects consisting of 399 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received distributions of approximately $110,000 and $101,000 for the years ended December 31, 2008 and 2007. Subsequent to December 31, 2008, the Partnership received distributions of approximately $22,000 from one Local Partnership whose investment balance was zero. These distributions represented 2008 amounts not previously distributed by the Local Partnership.

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

As of December 31, 2008, the investment balance in all six Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007, approximately $88,000 and $51,000, respectively, of such advances was recognized as expense in the accompanying statements of operations.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2008 and 2007 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2008 and 2007 are as follows:

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	Years ended December 31,

2008

		2007

(unaudited)

		(unaudited)
Assets
Land	$ 437	$ 437
Building and improvements, net of accumulated
depreciation of approximately $11,851 and $11,452	3,296	3,290
Other assets	2,253	2,371
Total Assets	$ 5,986	$ 6,098

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 9,124	$ 9,338
Notes payable and interest	681	593
Other liabilities	917	840
	10,722	10,771
Partners' deficit	(4,736)	(4,673)
Total Liabilities and Partners' Deficit	$ 5,986	$ 6,098

Condensed Combined Results of Operations of the Local Partnerships
(in thousands – unaudited)
	Years Ended December 31,
	2008	2007
	(unaudited)	(unaudited)

Rental and other income	$ 2,572	$ 2,362

Expenses:
Operating expenses	1,898	1,988
Financial expenses	175	183
Depreciation and amortization	451	407
Total expenses	2,524	2,578

Net income (loss)	$ 48	$ (216)

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2008 and 2007 was approximately $61,000. At December 31, 2008 and 2007, the Partnership owed NAPICO approximately $261,000 and $200,000, respectively, for management fees, which is included in accrued fees due to Corporate General Partner.

The Partnership reimbursed NAPICO for certain expenses.  No such expenses were accrued during the years ended December 31, 2008 and 2007.  During the year ended December 31, 2007, the Partnership paid NAPICO approximately $16,000 of previously accrued expenses.  No such expenses were owed at December 31, 2008 or 2007.

The Corporate General Partner and its affiliates made no advances during the years ended December 31, 2008 and 2007. Interest on advances is charged at prime plus 2% (5.25% at December 31, 2008). Interest expense was approximately $23,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the balances of the advances, including accrued interest, was approximately $338,000 and $315,000, respectively, which is included in advances and accrued interest due to Corporate General Partner or affiliates.  The Partnership advanced approximately $88,000 and $51,000 to a Local Partnership to cover its operating expenses during the years ended December 31, 2008 and 2007, respectively. The Partnership has reserved for the advances to the Local Partnership as the Partnership had no remaining investment balance in the Local Partnership at December 31, 2008 and collection is uncertain.

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

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships included above.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $16,000 and $14,000 for the years ended December 31, 2008 and 2007, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2008. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net loss per financial statements	$ (109)	$ (79)

Accrued fees due to partners	61	44
Investment in and advances to Local
Partnerships	192	19
Income (loss) per tax return	$ 144	$ (16)
Income (loss) per limited partnership interest	$ 8.74	$ (.99)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31,

2008

2007

	(in thousands)
Net liabilities as reported	$ (629)	$ (520)
Add (deduct):
Investment in Local Partnerships	(4,735)	(4,842)
Deferred offering costs	2,568	2,568
Other	968	822
Net liabilities – Federal tax basis	$(1,828)	$(1,972)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    Real Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands – unaudited):

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	(1)	$ 66	$ 680	$ 746	$ 632	1978-1979
Bethel Towers, Ltd.	(1)	67	6,272	6,339	4,009	pre 1977
Clinton Apts.	(1)	35	507	542	517	1977-1980
Emporia, Ltd.	(1)	40	2,801	2,841	2,295	1978-1980
W. Lafeyette Ltd.	(1)	229	1,294	1,523	1,244	1979-1980
Williamson Towers, Ltd.	(1)	--	3,593	3,593	3,154	1979-1981
Total-December 31, 2007	(1)	$437	$15,147	$15,584	$11,851

(1)   Schedule of Encumbrances (unaudited)

		Notes
		Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
		(in thousands)
Belleville Manor, Ltd.	$ 526	$ --	$ 526
Bethel Towers, Ltd.	4,045	--	4,045
Clinton Apts.	120	--	120
Emporia, Ltd.	975	--	975
W. Lafeyette Ltd.	838	681	1,519
Williamson Towers, Ltd.	2,620	--	2,620
Total – December 31, 2008	$ 9,124	$ 681	$ 9,805

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands)
Real Estate:
Balance at beginning of year	$ 15,179	$ 14,173
Improvements during the year	453	1,006
Disposals during the year	(48)	--
Balance at end of year	$ 15,584	$ 15,179

	Years Ended December 31,
	2008	2007
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 11,452	$ 11,074
Depreciation expense for the period	447	378
Disposals during the year	(48)	--
Balance at end of year	$ 11,851	$ 11,452

Note 7 – Abandonment of Limited Partnership Interests

During both of the years ended December 31, 2008 and 2007, the number of limited partnership interests decreased by 5 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

Note 8 – Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and
		Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.  Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

          Entity                    Number of Units         Percentage

AIMCO Properties, L.P.                  4,728                  29.00%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2008 and 2007 was approximately $61,000. At December 31, 2008 and 2007, the Partnership owed NAPICO approximately $261,000 and $200,000, respectively for management fees, which is included in accrued fees due to corporate general partner.

The Partnership reimbursed NAPICO for certain expenses.  No such expenses were accrued during the years ended December 31, 2008 and 2007.  During the year ended December 31, 2007, the Partnership paid NAPICO approximately $16,000 of previously accrued expenses.  No such expenses were owed at December 31, 2008 or 2007.

The Corporate General Partner and its affiliates made no advances during the years ended December 31, 2008 and 2007.  Interest on advances is charged at prime plus 2% (5.25% at December 31, 2008). Interest expense was approximately $23,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the balances of the advances, including accrued interest, was approximately $338,000 and $315,000, respectively, which is included in advances and accrued interest due to Corporate General Partner or affiliates.  The Partnership advanced approximately $88,000 and $51,000 to a Local Partnership to cover its operating expenses during the years ended December 31, 2008 and 2007, respectively.  The Partnership has reserved for the advances to the Local Partnerships as the Partnership had no remaining investment balance in the Local Partnerships at December 31, 2008 and collection is uncertain.

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

NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Partnerships.  The Local Partnership pays the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $16,000 and $14,000 for the years ended December 31, 2008 and 2007, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2008. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $25,000 for 2008 and 2007. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 for both 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)     Exhibits:

See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: March 31, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: March 31, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Executive Vice President	Date: March 31, 2009
Harry G. Alcock	and Director

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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