Form 10-Q
period 2009-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2009-11-16
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 2	$ 46
Investment in and advances to Local Partnerships
(Note 3)	--	--
Total assets	$ 2	$ 46

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 25	$ 25
Accrued fees due to Corporate General Partner
(Note 4)	357	312
Advances and accrued interest due to Corporate
General Partner or affiliates (Note 4)	679	338
	1,061	675

Contingencies (Note 6)

Partners' Deficit:
General partner	(138)	(134)
Limited partners	(921)	(495)
	(1,059)	(629)
Total liabilities and partners' deficit	$ 2	$ 46

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ --	$ --	$ 1

Operating expenses:
Management fees – corporate
general partner (Note 4)	15	15	45	45
General and administrative	1	2	6	7
Legal and accounting	10	11	29	31
Interest expense (Note 4)	9	6	18	18
Total operating expenses	35	34	98	101

Loss from partnership operations	(35)	(34)	(98)	(100)
Distributions in excess of
investment in Local
Partnerships (Note 3)	--	--	126	110
Advances to Local Partnerships
recognized as expense (Note 3)	(458)	(28)	(458)	(88)
Net loss	$ (493)	$ (62)	$ (430)	$ (78)

Net loss allocated to general
partner (1%)	$ (5)	$ (1)	$ (4)	$ (1)
Net loss allocated to limited
partners (99%)	(488)	(61)	(426)	(77)

	$ (493)	$ (62)	$ (430)	$ (78)
Net loss per limited partnership
interest (Note 2)	$(29.93)	$(3.74)	$(26.13)	$ (4.72)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except unit data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,303

Partners' deficit at
December 31, 2008	$ (134)	$ (495)	$ (629)

Net loss for the nine months
ended September 30, 2009	(4)	(426)	(430)

Partners' deficit at
September 30, 2009	$ (138)	$ (921)	$(1,059)

(A)   Consists of 8,151.5 limited partnership units (the “Units”) (or 16,303 limited partnership interests) at September 30, 2009 and December 31, 2008. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (430)	$ (78)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Advances to Local Partnerships recognized as expense	458	88
Change in accounts:
Accounts payable and accrued expenses	--	5
Accrued fees due to corporate general partner	45	45
Accrued interest on advances	18	18
Net cash provided by operating activities	91	78

Cash flows used in investing activities:
Advances to Local Partnerships	(458)	(88)

Cash flows provided by financing activities:
Advances from affiliates	323	--

Net decrease in cash and cash equivalents	(44)	(10)
Cash and cash equivalents, beginning of period	46	70

Cash and cash equivalents, end of period	$ 2	$ 60

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at September 30, 2009.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Method of Accounting for Investment in Local Partnerships

The investment in local partnerships (the “Local Partnerships”) is accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 16,303 and 16,308 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  These VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 350 units at September 30, 2009 and six apartment properties with a total of 399 units at December 31, 2008.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167 -- Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

Note 3 – Investment in and Advances to Local Partnerships

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in five and six limited partnerships (the “Local Partnerships”), respectively.  The Local Partnerships as of September 30, 2009, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  The Partnership received operating distributions of approximately $126,000 and $110,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, the investment balance in all of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2009 and 2008 the Partnership advanced approximately $458,000 and $88,000, respectively, to one Local Partnership and were recognized as expense in the statements of operations. These advances were made to the same Local Partnership in order for the Local Partnership to pay its operating expenses and costs associated with the sale of its property during July 2009. Subsequent to September 30, 2009, the Partnership advanced an additional $90,000 to this Local Partnership to cover its operating expenses.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2009 and 2008 for the Local Partnerships in which the Partnership has investments (in thousands). The 2008 amounts have been restated to exclude the operations of West Lafayette, Ltd., for which the Local Partnership sold its investment property in July 2009. In addition, the 2009 amounts exclude West Lafayette, Ltd. as a result of its sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental and other income	$ 418	$ 502	$1,516	$1,642

Expenses
Operating expense	283	293	1,077	1,077
Financial expenses	30	31	90	91
Depreciation and
amortization	104	95	311	284
Total expenses	417	419	1,478	1,452
Net income from continuing
operations	$ 1	$ 83	$ 38	$ 190

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership will not receive any proceeds from the sale as the liabilities of the Local Partnership exceed the sale price received. The Partnership has no investment balance in the Local Partnership at September 30, 2009 and December 31, 2008.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $45,000 for both of the nine months ended September 30, 2009 and 2008.  At September 30, 2009 and December 31, 2008, the Partnership owed NAPICO approximately $306,000 and $261,000, respectively, for management fees and this amount is included in accrued fees due to Corporate General Partner.

The Corporate General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to Corporate General Partner. The fee will not be paid until the limited partners have received a return of the original invested capital.

The Corporate General Partner and its affiliates advanced approximately $323,000 to the Partnership during the nine months ended September 30, 2009 which the Partnership used along with cash on hand to advance approximately $458,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the nine months ended September 30, 2008. Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2009.  Interest expense was approximately $18,000 for both the nine months ended September 30, 2009 and 2008.  At September 30, 2009 and December 31, 2008, the Partnership owed approximately $679,000 and $338,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates. Subsequent to September 30, 2009, the Corporate General Partner and its affiliates advanced approximately $96,000 to the Partnership which the Partnership used to advance approximately $90,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and $6,000 to be used for Partnership operating expenses.

Note 5 - Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $126,000 and $110,000 during the nine months ended September 30, 2009 and 2008, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at September 30, 2009.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates is not obligated to fund such advances.

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

As of September 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $2,000 and $46,000, respectively. The decrease in cash and cash equivalents of approximately $44,000 is due to approximately $458,000 of cash used in investing activities, partially offset by approximately $323,000 and $91,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of advances made to Local Partnerships. Cash provided by financing activities consisted of advances received from affiliates.

Results of Operations

At September 30, 2009, the Partnership has investments in five Local Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2009 and 2008, the Partnership did not recognize any equity in income of the Local Partnerships.  During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $126,000 and $110,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At September 30, 2009, the investment balance in all five of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income.  During the nine months ended September 30, 2009 and 2008, the Partnership earned less than $1,000 and approximately $1,000, respectively, in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Limited Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $45,000 for both of the nine months ended September 30, 2009 and 2008 and approximately $15,000 for both of the three months ended September 30, 2009 and 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $29,000 and $31,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $10,000 and $11,000 for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses were approximately $6,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $1,000 and $2,000 for the three months ended September 30, 2009 and 2008, respectively.

The Corporate General Partner and its affiliates advanced approximately $323,000 to the Partnership during the nine months ended September 30, 2009 which the Partnership used along with cash on hand to advance approximately $458,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the nine months ended September 30, 2008. Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2009.  Interest expense was approximately $18,000 for both the nine months ended September 30, 2009 and 2008.  At September 30, 2009 and December 31, 2008, the Partnership owed approximately $679,000 and $338,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates. Subsequent to September 30, 2009, the Corporate General Partner and its affiliates advanced approximately $96,000 to the Partnership which the Partnership used to advance approximately $90,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and $6,000 to be used for Partnership operating expenses.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2009 and 2008 the Partnership advanced approximately $458,000 and $88,000, respectively, to one Local Partnership and were recognized as expense in the statements of operations. These advances were made to the same Local Partnership in order for the Local Partnership to pay its operating expenses and costs associated with the sale of its property during July 2009. Subsequent to September 30, 2009, the Partnership advanced an additional $90,000 to this Local Partnership.

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership will not receive any proceeds from the sale as the liabilities of the Local Partnership exceed the sale price received. The Partnership has no investment balance in the Local Partnership at September 30, 2009 and December 31, 2008.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests, or 29.00% of the outstanding interests (the "Interests") in the Partnership at September 30, 2009. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  These VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 350 units at September 30, 2009 and six apartment properties with a total of 399 units at December 31, 2008.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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