Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2010-03-31
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL holds limited partnership interests in five local limited partnerships (the "Local Partnerships") as of December 31, 2009. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. During 2009 the property in one Local Partnership was sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 2.       Properties

During 2009, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2009, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                           IN WHICH REAL HAS AN INVESTMENT

                                  DECEMBER 31, 2009

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8	2009	2008

Belleville Manor
Marion, KY	32	(B)	32	93%	94%

Bethel Towers
Detroit, MI	146	(A)	53	96%	98%

Clinton Apts.
Clinton, KY	24	(B)	24	92%	83%

Northwood Village
Emporia, VA	72	(C)	72	96%	96%

Williamson Towers
Williamson, WV	76	(B)	76	99%	98%

TOTALS	350		257

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership will not receive any proceeds from the sale as the liabilities of the Local Partnership exceed the sale price received. The Partnership has no investment balance in the Local Partnership at December 31, 2009 and 2008.

(A)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2009 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

Belleville Manor, Ltd.	99%	$ 109	$ 526
Bethel Towers, Ltd.	99%	305	3,847
Clinton Apts.	95%	87	120
Emporia, Ltd.	95%	257	971
Williamson Towers Assoc.	99%	445	2,621
		$1,203	$ 8,085

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

PART II

Item 5.       Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, there were 811 registered holders of 16,303 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2009 and 2008.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2009. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $126,000 and $110,000 for the years ended December 31, 2009 and 2008, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2009.  The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates is not obligated to fund such advances.

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

As of December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $7,000 and $46,000, respectively. The decrease in cash and cash equivalents of approximately $39,000 is due to approximately $548,000 of cash used in investing activities, partially offset by approximately $428,000 and $81,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of advances made to a Local Partnership. Cash provided by financing activities consisted of advances received from affiliates.

Results of Operations

At December 31, 2009, the Partnership has investments in five Local Partnerships which own housing projects, most of which were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2009 and 2008, the Partnership received approximately $126,000 and $110,000, respectively, in operating distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2009, the investment balance in all five of the Local Partnerships had been reduced to zero.  Partnership revenues consist primarily of interest income. For the years ended December 31, 2009 and 2008, the Partnership earned less than $1,000 and approximately $2,000, respectively, in interest income as a result of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is payable to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership. Management fees were approximately $61,000 for both of the years ended December 31, 2009 and 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $39,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses were approximately $7,000 and $8,000 for the years ended December 31, 2009 and 2008, respectively.

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009.  Approximately $25,000 of this amount was used for Partnership operating expenses.  The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2008. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2009.  Interest expense was approximately $28,000 and $23,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Partnership owed approximately $794,000 and $338,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2009 and 2008 the Partnership advanced approximately $548,000 and $88,000, respectively, to one Local Partnership, West Lafayette, Ltd., and were recognized as expense in the statements of operations. The 2008 advances were made to West Lafayette, Ltd. to cover working capital deficits. While not obligated to make advances to any of the Local Partnerships, the Partnership made the 2008 advances in order to protect its economic investment in the Local Partnership. The 2009 advances were made to West Lafayette, Ltd. for repayment of the Local Partnership’s obligations in order to facilitate the sale of the Local Partnership’s investment property.

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership will not receive any proceeds from the sale as the liabilities of the Local Partnership exceed the sale price received. The Partnership has no investment balance in the Local Partnership at December 31, 2009 and 2008.

Total net income for the Local Partnerships for 2009 and 2008 aggregated approximately $241,000 and $209,000, respectively. The net income allocated to the Partnership was approximately $234,000 and $199,000 for 2009 and 2008, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses. Total revenues for the Local Partnerships were approximately $2,358,000 and $2,348,000 for the years ended December 31, 2009 and 2008, respectively. Total expenses for the Local Partnerships were approximately $2,117,000 and $2,139,000 for the years ended December 31, 2009 and 2008, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2009. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

These VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 350 units at December 31, 2009 and six apartment properties with a total of 399 units at December 31, 2008.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

Item 8.       Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheets of Real Estate Associates Limited as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ deficit and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2009. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 7	$ 46
Investment in and advances to Local Partnerships (Note 3)	--	--
Total assets	$ 7	$ 46

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 25
Accrued fees due to Corporate General Partner (Note 4)	373	312
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	794	338
	1,193	675

Contingencies (Note 8)

Partners' Deficit:
General partner	(140)	(134)
Limited partners	(1,046)	(495)
	(1,186)	(629)
Total liabilities and partners' deficit	$ 7	$ 46

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008

Revenues:
Interest income	$ --	$ 2

Operating Expenses:
Management fees – Corporate General Partner (Note 4)	61	61
General and administrative	7	8
Legal and accounting	39	41
Interest expense (Note 4)	28	23
Total operating expenses	135	133

Loss from partnership operations	(135)	(131)
Distributions in excess of investment in Local
Partnerships(Note 3)	126	110
Advances made to Local Partnerships recognized as
expense (Note 3)	(548)	(88)
Net loss (Note 5)	$ (557)	$ (109)

Net loss allocated to general partners (1%)	$ (6)	$ (1)
Net loss allocated to limited partners (99%)	(551)	(108)
	$ (557)	$ (109)

Net loss per limited partnership interest (Note 2)	$(33.80)	$ (6.62)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,303

Partners' deficit, December 31, 2007	$ (133)	$ (387)	$ (520)

Net loss for the year ended
December 31, 2008	(1)	(108)	(109)

Partners’ deficit, December 31, 2008	(134)	(495)	(629)

Net loss for the year ended
December 31, 2009	(6)	(551)	(557)

Partners’ deficit, December 31, 2009	$ (140)	$ (1,046)	$(1,186)

(A)   Consists of 8,151.5 limited partnership units (the “Units”) (or 16,303 limited partnership interests) at December 31, 2009 and 2008.  A Unit consists of two limited partnership interests (Note 7).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (557)	$ (109)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Advances made to Local Partnerships recognized as
expense	548	88
Changes in accounts:
Accounts payable and accrued expenses	1	1
Accrued fees due to Corporate General Partner	61	61
Accrued interest on advances	28	23
Net cash provided by operating activities	81	64

Cash flows used in investing activities:
Advances to Local Partnership	(548)	(88)

Cash flows provided by financing activities:
Advances from affiliates	428	--

Net decrease in cash and cash equivalents	(39)	(24)
Cash and cash equivalents, beginning of year	46	70

Cash and cash equivalents, end of year	$ 7	$ 46

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2009.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

In June 2009, the FASB issued SFAS No. 167 - Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

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

Method of Accounting for Investments in Limited Partnerships

The investments in local partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,303 at December 31, 2009 and 16,308 at December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2009 and 2008 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Segment Reporting

FASB ASC 280-10,"Segment Reporting", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC 280-10, the Partnership has only one reportable segment.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

These VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 350 units at December 31, 2009 and six apartment properties with a total of 399 units at December 31, 2008.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

Note 3 - Investments in and Advances to Local Partnerships

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in five and six Local Partnerships, respectively.  The Local Partnerships as of December 31, 2009, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $126,000 and $110,000 for the years ended December 31, 2009 and 2008.

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

As of December 31, 2009, the investment balance in all five Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2009 and 2008 the Partnership advanced approximately $548,000 and $88,000, respectively, to one Local Partnership, West Lafayette, Ltd., and were recognized as expense in the accompanying statements of operations. The 2008 advances were made to West Lafayette, Ltd. to cover working capital deficits. While not obligated to make advances to any of the Local Partnerships, the Partnership made the 2008 advances in order to protect its economic investment in the Local Partnership. The 2009 advances were made to West Lafayette, Ltd. for repayment of the Local Partnership’s obligations in order to facilitate the sale of the Local Partnership’s investment property.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2009 and 2008 and the unaudited condensed combined results of operations for the years ended December 31, 2009 and 2008 are as follows:

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	Years ended December 31,

2009

		2008

(unaudited)

		(unaudited)
Assets
Land	$ 237	$ 208
Building and improvements, net of accumulated
depreciation of approximately $10,791 and $10,607	3,171	3,246
Other assets	2,236	2,183
Total Assets	$ 5,644	$ 5,637

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 8,085	$ 8,286
Other liabilities	451	409
	8,536	8,695
Partners' deficit	(2,892)	(3,058)
Total Liabilities and Partners' Deficit	$ 5,644	$ 5,637

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years Ended December 31,
	2009	2008
	(unaudited)	(unaudited)

Rental and other income	$ 2,358	$ 2,348

Expenses:
Operating expenses	1,638	1,604
Financial expenses	118	121
Depreciation and amortization	361	414
Total expenses	2,117	2,139

Net income	$ 241	$ 209

The 2008 amounts have been restated to exclude the operations of West Lafayette, Ltd., for which the Local Partnership sold its investment property in July 2009.

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership will not receive any proceeds from the sale as the liabilities of the Local Partnership exceed the sale price received. The Partnership has no investment balance in the Local Partnership at December 31, 2009 and 2008.

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2009 and 2008 was approximately $61,000. At December 31, 2009 and 2008, the Partnership owed NAPICO approximately $322,000 and $261,000, respectively, for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009.  Approximately $25,000 of this amount was used for Partnership operating expenses.  The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2008. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2009.  Interest expense was approximately $28,000 and $23,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Partnership owed approximately $794,000 and $338,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

NAPICO, or one of its affiliates, is the general partner and was the property management agent for one of the Local Partnerships, West Lafayette, Ltd., included above.  The Local Partnership paid the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $8,000 and $16,000 for the years ended December 31, 2009 and 2008, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2009. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net loss per financial statements	$ (557)	$ (109)

Other	45	--
Accrued fees due to partners	61	61
Investment in and advances to Local
Partnerships	749	192
Income per tax return	$ 298	$ 144
Income per limited partnership interest	$ 18.11	$ 8.74

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31,

2009

2008

	(in thousands)
Net liabilities as reported	$(1,186)	$ (629)
Add (deduct):
Investment in Local Partnerships	(3,283)	(4,735)
Deferred offering costs	2,568	2,568
Other	372	968
Net liabilities – Federal tax basis	$(1,529)	$(1,828)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    Real Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands – unaudited):

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	(1)	$ 80	$ 638	$ 718	$ 603	1978-1979
Bethel Towers, Ltd.	(1)	68	6,366	6,434	4,119	pre 1977
Clinton Apts.	(1)	50	457	507	482	1977-1980
Emporia, Ltd.	(1)	39	2,892	2,931	2,289	1978-1980
Williamson Towers, Ltd.	(1)	--	3,609	3,609	3,298	1979-1981
Total-December 31, 2009	(1)	$237	$13,962	$14,199	$10,791

(1)   Schedule of Encumbrances (unaudited)

Mortgage
Partnership Name	Notes
(in thousands)

Belleville Manor, Ltd.	$ 526
Bethel Towers, Ltd.	3,847
Clinton Apts.	120
Emporia, Ltd.	971
Williamson Towers, Ltd.	2,621
Total – December 31, 2009	$ 8,085

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands)
Real Estate:
Balance at beginning of year	$ 14,061	$ 13,707
Improvements during the year	315	402
Disposals during the year	(177)	(48)
Balance at end of year	$ 14,199	$ 14,061

	Years Ended December 31,
	2009	2008
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 10,607	$ 10,245
Depreciation expense for the year	357	410
Disposals during the year	(173)	(48)
Balance at end of year	$ 10,791	$ 10,607

Note 7 – Abandonment of Limited Partnership Interests

During the year ended December 31, 2008, the number of limited partnership interests decreased by 5 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. No units were abandoned during the year ended December 31, 2009.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.  Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

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

Item 13.    Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for both years ended December 31, 2009 and 2008 was approximately $61,000. At December 31, 2009 and 2008, the Partnership owed NAPICO approximately $322,000 and $261,000, respectively for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009.  Approximately $25,000 of this amount was used for Partnership operating expenses.  The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2008. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2009.  Interest expense was approximately $28,000 and $23,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Partnership owed approximately $794,000 and $338,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

NAPICO, or one of its affiliates, is the general partner and was the property management agent for one of the Local Partnerships, West Lafayette, Ltd. The Local Partnership paid the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $8,000 and $16,000 for the years ended December 31, 2009 and 2008, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.00% of the outstanding Interests in the Partnership at December 31, 2009. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 and $29,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets – December 31, 2009 and 2008.

Statements of Operations - Years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008.

Statements of Cash Flows - Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of	Date: March 31, 2010
Stephen B. Waters	Partnership Accounting

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2010
Ernest M. Freedman	Vice President

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