Form 10-Q
period 2010-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2010-05-13
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 7	$ 7
Investment in and advances to Local Partnerships (Note 3)	--	--
Receivable – limited partners	4	--
Total assets	$ 11	$ 7

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 33	$ 26
Accrued fees due to Corporate General Partner (Note 4)	386	373
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	804	794
	1,223	1,193

Contingencies (Note 6)

Partners' Deficit:
General partner	(140)	(140)
Limited partners	(1,072)	(1,046)
	(1,212)	(1,186)
Total liabilities and partners' deficit	$ 11	$ 7

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner (Note 4)	13	15
General and administrative	2	3
Legal and accounting	10	10
Interest expense (Note 4)	10	4
Total operating expenses	35	32

Loss from partnership operations	(35)	(32)
Distributions in excess of investment in Local
Partnerships (Note 3)	9	21
Net loss	$ (26)	$ (11)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(26)	(11)
	$ (26)	$ (11)

Net loss per limited partnership interest (Note 2)	$(1.59)	$ (.67)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,303

Partners' deficit,
December 31, 2009	$ (140)	$(1,046)	$(1,186)

Net loss for the three months
ended March 31, 2010	--	(26)	(26)

Partners' deficit,
March 31, 2010	$ (140)	$(1,072)	$(1,212)

Percentage interest at
March 31, 2010	1%	99%	100%

(A)   Consists of 8,151.50 limited partnership units (the “Units”) (or 16,303 limited partnership interests) at March 31, 2010 and December 31, 2009. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$ (26)	$ (11)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Receivable – limited partners	(4)	--
Accounts payable and accrued expenses	7	(9)
Accrued fees due to Corporate General Partner	13	15
Accrued interest on advances	10	4

Net cash used in operating activities	--	(1)

Net decrease in cash and cash equivalents	--	(1)
Cash and cash equivalents, beginning of period	7	46

Cash and cash equivalents, end of period	$ 7	$ 45

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at March 31, 2010.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates. However, the Corporate General Partner is not obligated to fund such advances.

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

Note 2 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009, respectively.

The general partner and special limited partner collectively have a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The corporate general partner of the Partnership is National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 16,303 for both the three months ended March 31, 2010 and 2009.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

Note 3 – Investment in and Advances to Local Partnerships

As of March 31, 2010 and December 31, 2009, the Partnership holds limited partnership interests in five Local Partnerships. The Local Partnerships as of March 31, 2010, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  The Partnership received operating distributions of approximately $9,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively. Subsequent to March 31, 2010, the Partnership received an operating distribution of approximately $104,000.

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

As of March 31, 2010 and December 31, 2009, the investment balance in all of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2010 and 2009 the Partnership had made no such advances.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2010 and 2009 for the Local Partnerships in which the Partnership has investments (in thousands). The 2009 amounts have been restated to exclude the operations of West Lafayette, Ltd., for which the Local Partnership sold its investment property in July 2009.

	Three Months Ended
	March 31,
	2010	2009

Rental and other income	$ 589	$ 587

Expenses
Operating expense	409	401
Financial expenses	30	30
Depreciation and amortization	90	104
Total expenses	529	535
Income from continuing
operations	$ 60	$ 52

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership did not receive any proceeds from the sale as the liabilities of the Local Partnership exceeded the sale price received. The Partnership had no investment balance in the Local Partnership at December 31, 2009.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $13,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010 and December 31, 2009, the Partnership owed NAPICO approximately $335,000 and $322,000, respectively, for management fees and this amount is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2010 and 2009.  Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2010.  Interest expense was approximately $10,000 and $4,000, for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $804,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

Note 5 - Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 6 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $9,000 and $21,000 during the three months ended March 31, 2010 and 2009, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at March 31, 2010. The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates.  However, the Corporate General Partner or its affiliates is not obligated to fund such advances. Subsequent to March 31, 2010, the Partnership received an operating distribution of approximately $104,000.

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

As of both March 31, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $7,000.

Results of Operations

At March 31, 2010, the Partnership has investments in five Local Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2010 and 2009, the Partnership did not recognize any equity in income of the Local Partnerships.  During the three months ended March 31, 2010 and 2009, the Partnership received approximately $9,000 and $21,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero. Subsequent to March 31, 2010, the Partnership received an operating distribution of approximately $104,000.

At March 31, 2010, the investment balance in all five of the Local Partnerships had been reduced to zero.  During the three months ended March 31, 2009, the Partnership earned less than $1,000 in interest income as a result of cash available for investment. No interest income was earned during the three months ended March 31, 2010.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Limited Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $13,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $10,000 for both of the three months ended March 31, 2010 and 2009. General and administrative expenses were approximately $2,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively.

The Corporate General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2010 and 2009.  Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2010.  Interest expense was approximately $10,000 and $4,000, for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $804,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2010 and 2009 the Partnership had made no such advances.

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership did not receive any proceeds from the sale as the liabilities of the Local Partnership exceeded the sale price received. The Partnership had no investment balance in the Local Partnership at December 31, 2009.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investment in and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests, or 29.00% of the outstanding interests (the "Interests") in the Partnership at March 31, 2010. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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