Form 10-Q
period 2010-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2010-08-13
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 85	$ 7
Investment in and advances to Local Partnerships (Note 3)	--	--
Receivable – limited partners	4	--
Total assets	$ 89	$ 7

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 21	$ 26
Accrued fees due to Corporate General Partner (Note 4)	400	373
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	815	794
	1,236	1,193

Contingencies (Note 6)

Partners' Deficit:
General partner	(140)	(140)
Limited partners	(1,007)	(1,046)
	(1,147)	(1,186)
Total liabilities and partners' deficit	$ 89	$ 7

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General
Partner (Note 4)	14	15	27	30
General and administrative	--	2	2	5
Legal and accounting	15	9	25	19
Interest expense (Note 4)	11	5	21	9
Total operating expenses	40	31	75	63

Loss from partnership operations	(40)	(31)	(75)	(63)
Distributions in excess of investment in
Local Partnerships (Note 3)	105	105	114	126
Net income	$ 65	$ 74	$ 39	$ 63

Net income allocated to general partner (1%)	$ 1	$ 1	$ --	$ 1
Net income allocated to limited partners (99%)	64	73	39	62

	$ 65	$ 74	$ 39	$ 63
Net income per limited partnership
interest (Note 2)	$ 3.93	$ 4.48	$ 2.39	$ 3.80

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,303

Partners' deficit,
December 31, 2009	$ (140)	$(1,046)	$(1,186)

Net income for the six months
ended June 30, 2010	--	39	39

Partners' deficit,
June 30, 2010	$ (140)	$(1,007)	$ 1,147

Percentage interest at
June 30, 2010	1%	99%	100%

(A)   Consists of 8,151.50 limited partnership units (the “Units”) (or 16,303 limited partnership interests) at June 30, 2010 and December 31, 2009. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 39	$ 63
Adjustments to reconcile net income to net cash provided
by operating activities:
Changes in accounts:
Receivable – limited partners	(4)	--
Accounts payable and accrued expenses	(5)	(7)
Accrued fees due to Corporate General Partner	27	30
Accrued interest on advances	21	9
Net cash provided by operating activities	78	95

Net increase in cash and cash equivalents	78	95
Cash and cash equivalents, beginning of period	7	46

Cash and cash equivalents, end of period	$ 85	$ 141

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring annual operating losses and liabilities exceed available cash at June 30, 2010.  The Partnership may seek operating advances from the Corporate General Partner (as defined below) of the Partnership or its affiliates. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009, respectively.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 16,303 for the three and six months ended June 30, 2010 and 2009.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Note 3 – Investment in and Advances to Local Partnerships

As of June 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in five Local Partnerships. The Local Partnerships as of June 30, 2010, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $114,000 and $126,000 for the six months ended June 30, 2010 and 2009, respectively, from two Local Partnerships.

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

As of June 30, 2010 and December 31, 2009, the investment balance in all of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2010 and 2009 the Partnership had made no such advances.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2010 and 2009 for the Local Partnerships in which the Partnership has investments (in thousands). The 2009 amounts have been restated to exclude the operations of West Lafayette, Ltd., for which the Local Partnership sold its investment property in July 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Rental and other income	$ 484	$ 511	$1,073	$1,098

Expenses
Operating expense	505	393	914	794
Financial expenses	29	30	59	60
Depreciation and amortization	90	103	180	207
Total expenses	624	526	1,153	1,061
(Loss) income from continuing
operations	$ (140)	$ (15)	$ (80)	$ 37

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership did not receive any proceeds from the sale as the liabilities of the Local Partnership exceeded the sale proceeds received. The Partnership had no investment balance in the Local Partnership at December 31, 2009.

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

Note 4 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $27,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010 and December 31, 2009, the Partnership owed NAPICO approximately $349,000 and $322,000, respectively, for management fees and this amount is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the six months ended June 30, 2010 and 2009.  Interest on advances is charged at prime plus 2%, or 5.25% at June 30, 2010.  Interest expense was approximately $21,000 and $9,000, for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $815,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

Note 5 - Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $114,000 and $126,000 during the six months ended June 30, 2010 and 2009, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring annual operating losses and liabilities exceed available cash at June 30, 2010. The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates. However, the Corporate General Partner or its affiliates is not obligated to fund such advances.

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

As of June 30, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $85,000 and $7,000, respectively.

Results of Operations

At June 30, 2010, the Partnership has investments in five Local Partnerships, most of which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2010 and 2009, the Partnership did not recognize any equity in income of the Local Partnerships.  During the six months ended June 30, 2010 and 2009, the Partnership received approximately $114,000 and $126,000, respectively, in distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At June 30, 2010, the investment balance in all five of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Limited Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $27,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $14,000 and $15,000 for the three months ended June 30, 2010 and 2009, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $25,000 and $19,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $15,000 and $9,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in legal and accounting expense for both periods is due to an increase in accounting costs associated with review of the Partnership’s filings with the SEC. General and administrative expenses were approximately $2,000 and $5,000 for the six months ended June 30, 2010 and 2009, respectively, and less than $1,000 and approximately $2,000 for the three months ended June 30, 2010 and 2009, respectively.

The Corporate General Partner and its affiliates made no advances to the Partnership during the six months ended June 30, 2010 and 2009.  Interest on advances is charged at prime plus 2%, or 5.25% at June 30, 2010.  Interest expense was approximately $21,000 and $9,000, for the six months ended June 30, 2010 and 2009, respectively, and approximately $11,000 and $5,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in interest expense for both periods is due to an increase in the average advance balance as a result of additional advances received during the second half of 2009. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $815,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three and six months ended June 30, 2010 and 2009 the Partnership had made no such advances.

On July 27, 2009, one Local Partnership, West Lafayette, Ltd., sold its investment property to a third party for a sale price of $571,000 including an assumption of the outstanding mortgage loan. The Partnership did not receive any proceeds from the sale as the liabilities of the Local Partnership exceeded the sale proceeds received. The Partnership had no investment balance in the Local Partnership at December 31, 2009.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests, or 29.00% of the outstanding interests (the "Interests") in the Partnership at June 30, 2010. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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