Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2011-03-31
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code (864) 239-1000

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL holds limited partnership interests in five local limited partnerships (the "Local Partnerships") as of December 31, 2010. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. During 2009 the property in one Local Partnership was sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.       Properties

During 2010, most of the projects in which REAL had invested were substantially rented. The following is a schedule of the status as of December 31, 2010, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                           IN WHICH REAL HAS AN INVESTMENT

                                  DECEMBER 31, 2010

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8	2010	2009

Belleville Manor
Marion, KY	32	(B)	32	91%	93%

Bethel Towers
Detroit, MI	146	(A)	53	91%	96%

Clinton Apts.
Clinton, KY	24	(B)	24	86%	92%

Northwood Village
Emporia, VA	72	(C)	72	97%	96%

Williamson Towers
Williamson, WV	76	(B)	76	97%	99%

TOTALS	350		257

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

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partnership interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2010 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

Belleville Manor, Ltd.	99%	$ 109	$ 538
Bethel Towers, Ltd.	99%	305	3,632
Clinton Apts.	95%	87	120
Emporia, Ltd.	95%	257	966
Williamson Towers Assoc.	99%	445	2,597
		$1,203	$ 7,853

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

PART II

Item 5.       Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, there were 811 registered holders of 16,288 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2010 and 2009.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.03% of the outstanding Interests in the Partnership at December 31, 2010. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $114,000 and $126,000 during the years ended December 31, 2010 and 2009, respectively, from two Local Partnerships. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to generate recurring annual operating losses and liabilities exceed available cash at December 31, 2010. The Partnership may seek operating advances from the Corporate General Partner of the Partnership or its affiliates. However, the Corporate General Partner or its affiliates are not obligated to fund such advances.

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

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $59,000 and $7,000, respectively. The increase in cash and cash equivalents of approximately $52,000 is due to cash provided by operating activities.

Results of Operations

At December 31, 2010, the Partnership has investments in five Local Partnerships which own housing projects that were substantially rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2010 and 2009, the Partnership did not recognize any equity in income of the Local Partnerships. During the years ended December 31, 2010 and 2009, the Partnership received approximately $114,000 and $126,000, respectively, in operating distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero. Subsequent to December 31, 2010, the Partnership received an operating distribution of approximately $104,000 from one Local Partnership.

At December 31, 2010 and 2009, the investment balance in all five of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $54,000 and $61,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in management fees is a result of one Local Limited Partnership, West Lafayette, Ltd selling its property during 2009 (as discussed below).

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $46,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively. The increase in legal and accounting expense is due to an increase in accounting costs associated with review of the Partnership’s filings with the SEC. General and administrative expenses were approximately $6,000 and $7,000 for the years ended December 31, 2010 and 2009, respectively.

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009. Approximately $25,000 of this amount was used for Partnership operating expenses. The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2010. Interest expense was approximately $43,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively. The increase in interest expense is due to an increase in the average advance balance as a result of additional advances received during the second half of 2009. At December 31, 2010 and 2009, the Partnership owed approximately $837,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the year ended December 31, 2009 the Partnership advanced approximately $548,000 to one Local Partnership, West Lafayette, Ltd., which was recognized as expense in the statements of operations. The Partnership made the advance to West Lafayette, Ltd. for repayment of the Local Partnership’s obligations in order to facilitate the sale of the Local Partnership’s investment property. During the year ended December 31, 2010, the Partnership made no such advances.

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

Total net income for the Local Partnerships for 2010 and 2009 aggregated approximately $137,000 and $241,000, respectively. The net income allocated to the Partnership was approximately $133,000 and $234,000 for 2010 and 2009, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships. Total revenues for the Local Partnerships were approximately $2,355,000 and $2,358,000 for the years ended December 31, 2010 and 2009, respectively. Total expenses for the Local Partnerships were approximately $2,218,000 and $2,117,000 for the years ended December 31, 2010 and 2009, respectively.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.       Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheets of Real Estate Associates Limited as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ deficit and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2010. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 59	$ 7
Investments in and advances to Local Partnerships (Note 3)	--	--
Receivable – limited partners	4	--
Total assets	$ 63	$ 7

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 26
Accrued fees due to Corporate General Partner (Note 4)	427	373
Advances and accrued interest due to Corporate General
Partner or affiliates (Note 4)	837	794
	1,284	1,193

Contingencies (Note 8)

Partners' Deficit:
General partner	(140)	(140)
Limited partners	(1,081)	(1,046)
	(1,221)	(1,186)
Total liabilities and partners' deficit	$ 63	$ 7

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009

Revenues	$ --	$ --

Operating Expenses:
Management fees – Corporate General Partner (Note 4)	54	61
General and administrative	6	7
Legal and accounting	46	39
Interest expense (Note 4)	43	28
Total operating expenses	149	135

Loss from partnership operations	(149)	(135)
Distributions in excess of investment in Local
Partnerships(Note 3)	114	126
Advances to Local Partnership recognized as
expense (Note 3)	--	(548)
Net loss (Note 5)	$ (35)	$ (557)

Net loss allocated to general partner (1%)	$ --	$ (6)
Net loss allocated to limited partners (99%)	(35)	(551)
	$ (35)	$ (557)

Net loss per limited partnership interest (Note 2)	$ (2.15)	$(33.80)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		16,288

Partners' deficit, December 31, 2008	$ (134)	$ (495)	$ (629)

Net loss for the year ended
December 31, 2009	(6)	(551)	(557)

Partners’ deficit, December 31, 2009	(140)	(1,046)	(1,186)

Net loss for the year ended
December 31, 2010	--	(35)	(35)

Partners’ deficit, December 31, 2010	$ (140)	$ (1,081)	$(1,221)

(A)   Consists of 8,144 and 8,151.5 limited partnership units (the “Units”) (or 16,288 and 16,303 limited partnership interests) at December 31, 2010 and 2009, respectively. A Unit consists of two limited partnership interests (Note 7).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (35)	$ (557)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Advances to Local Partnership recognized as expense	--	548
Change in accounts:
Receivable – limited partners	(4)	--
Accounts payable and accrued expenses	(6)	1
Accrued fees due to Corporate General Partner	54	61
Accrued interest on advances	43	28
Net cash provided by operating activities	52	81

Cash flows used in investing activities:
Advances to Local Partnership	--	(548)

Cash flows provided by financing activities:
Advances from affiliates	--	428

Net increase (decrease) in cash and cash equivalents	52	(39)
Cash and cash equivalents, beginning of year	7	46

Cash and cash equivalents, end of year	$ 59	$ 7

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that Real Estate Associates Limited (the “Partnership”) will continue as a going concern. The Partnership continues to generate recurring annual operating losses and liabilities exceed available cash at December 31, 2010.  The Partnership may seek operating advances from the corporate general partner of the Partnership or its affiliates.  However, the corporate general partner or its affiliates is not obligated to fund such advances.

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

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

The Partnership was formed under the California Limited Partnership Act on September 15, 1977.  The Partnership was formed to invest either directly or indirectly in other partnerships which own or lease and operate primarily federal, state and local government-assisted housing projects.  The general partner is National Partnership Investments Corp., a California Corporation (“NAPICO” or the "Corporate General Partner").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The business of the Partnership is conducted primarily by NAPICO.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,303 for the years ended December 31, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2010 and 2009 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Segment Reporting

ASC 280-10,"Segment Reporting", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC 280-10, the Partnership has only one reportable segment.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

Note 3 - Investments in and Advances to Local Partnerships

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in five Local Partnerships.  The Local Partnerships as of December 31, 2010, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $114,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively, from two Local Partnerships. Subsequent to December 31, 2010, the Partnership received an operating distribution of approximately $104,000 from one Local Partnership.

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

As of December 31, 2010 and 2009, the investment balance in all five Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the year ended December 31, 2009 the Partnership advanced approximately $548,000 to one Local Partnership, West Lafayette, Ltd., which was recognized as expense in the accompanying statements of operations. The Partnership made the advance to West Lafayette, Ltd. for repayment of the Local Partnership’s obligations in order to facilitate the sale of the Local Partnership’s investment property. During the year ended December 31, 2010, the Partnership made no such advances.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2010 and 2009 and the unaudited condensed combined results of operations for the years ended December 31, 2010 and 2009 are as follows:

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	Years ended December 31,

2010

		2009

(unaudited)

		(unaudited)
Assets
Land	$ 222	$ 237
Building and improvements, net of accumulated
depreciation of approximately $11,153 and $10,791	3,061	3,171
Other assets	2,193	2,236
Total Assets	$ 5,476	$ 5,644

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 7,853	$ 8,085
Other liabilities	484	451
	8,337	8,536
Partners' deficit	(2,861)	(2,892)
Total Liabilities and Partners' Deficit	$ 5,476	$ 5,644

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years Ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Rental and other income	$ 2,355	$ 2,358

Expenses:
Operating expenses	1,723	1,638
Financial expenses	117	118
Depreciation and amortization	378	361
Total expenses	2,218	2,117

Net income	$ 137	$ 241

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

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 and $61,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Partnership owed NAPICO approximately $376,000 and $322,000, respectively, for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009.  Approximately $25,000 of this amount was used for Partnership operating expenses. The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2010.  Interest expense was approximately $43,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Partnership owed approximately $837,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

NAPICO, or one of its affiliates, is the general partner and was the property management agent for one of the Local Partnerships, West Lafayette, Ltd. The Local Partnership paid the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $8,000 for the year ended December 31, 2009.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.03% of the outstanding Interests in the Partnership at December 31, 2010. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)

Net loss per financial statements	$ (35)	$ (557)

Other	54	45
Accrued fees due to partners	--	61
Investment in and advances to Local
Partnerships	135	749
Income per tax return	$ 154	$ 298
Income per limited partnership interest	$ 9.38	$ 18.11

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31,

2010

2009

	(in thousands)
Net liabilities as reported	$(1,221)	$(1,186)
Add (deduct):
Investment in Local Partnerships	(3,148)	(3,283)
Deferred offering costs	2,568	2,568
Other	426	372
Net liabilities – Federal tax basis	$(1,375)	$(1,529)

Note 6 –  Real Estate and Accumulated Depreciation of Local Partnerships in which

    Real Has Invested (unaudited)

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands – unaudited):

			Buildings
			and
	Mortgage		Related
	Notes		Personal		Accumulated	Date of
Partnership Name	(in thousands)	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	$ 538	$ 65	$ 670	$ 735	$ 645	1978-1979
Bethel Towers, Ltd.	3,632	68	6,506	6,574	4,240	pre 1977
Clinton Apts.	120	50	463	513	490	1977-1980
Emporia, Ltd.	966	39	2,938	2,977	2,332	1978-1980
Williamson Towers, Ltd.	2,597	--	3,637	3,637	3,446	1979-1981
Total-December 31, 2010	$ 7,853	$222	$14,214	$14,436	$11,153

Reconciliation of real estate and accumulated depreciation(unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands)
Real Estate:
Balance at beginning of year	$ 14,199	$ 14,061
Improvements during the year	253	315
Disposals during the year	(16)	(177)
Balance at end of year	$ 14,436	$ 14,199

	Years Ended December 31,
	2010	2009
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 10,791	$ 10,607
Depreciation expense for the year	375	357
Disposals during the year	(13)	(173)
Balance at end of year	$ 11,153	$ 10,791

Note 7 – Abandonment of Limited Partnership Interests

During the year ended December 31, 2010, the number of limited partnership interests decreased by 15 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. No interests were abandoned during the year ended December 31, 2009.

Note 8 – Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.  Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Security Ownership of Certain Beneficial Owners

The general partner owns all of the outstanding general partnership interests of REAL; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

          Entity                    Number of Interests     Percentage

AIMCO Properties, L.P.                  4,728                  29.03%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 and $61,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Partnership owed NAPICO approximately $376,000 and $322,000, respectively for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates advanced approximately $428,000 to the Partnership during the year ended December 31, 2009.  Approximately $25,000 of this amount was used for Partnership operating expenses.  The Partnership used the remaining $403,000 along with cash on hand to advance approximately $548,000 to one Local Partnership, West Lafayette, Ltd., to cover its operating expenses and costs associated with the sale of its property during July 2009. No such advances were made to the Partnership during the year ended December 31, 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2010.  Interest expense was approximately $43,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Partnership owed approximately $837,000 and $794,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

NAPICO, or one of its affiliates, is the general partner and was the property management agent for one of the Local Partnerships, West Lafayette, Ltd. The Local Partnership paid the affiliate property management fees in the amount of 5% of their gross rental revenues and data processing fees.  The amounts paid were approximately $8,000 for the year ended December 31, 2009.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.03% of the outstanding Interests in the Partnership at December 31, 2010. A number of these Interests were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $27,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $9,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets – December 31, 2010 and 2009.

Statements of Operations - Years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009.

Statements of Cash Flows - Years ended December 31, 2010 and 2009.

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of	Date: March 31, 2011
Stephen B. Waters	Partnership Accounting

/s/John Bezzant	Director and Executive	Date: March 31, 2011
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2011
Ernest M. Freedman	Vice President

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