Form 10-Q/A
period 2011-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2011-09-21
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

 Amendment No. 1

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Real Estate Associates Limited for the quarter ended June 30, 2011 filed on August 12, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: September 21, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: September 21, 2011	By: /s/Stephen B. Waters
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

31.1*       Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*       Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**   XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed or furnished with Real Estate Associates Limited’s Form 10-Q filed on August 12, 2011.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.