Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2012-03-29
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED

(Exact name of registrant as specified in its charter)

California	95-3187912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

REAL holds limited partnership interests in five local limited partnerships (the "Local Partnerships") as of December 31, 2011. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. During 2009 the property in one Local Partnership was sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2011, most of the projects in which REAL had invested were substantially rented. The decrease in occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly. The following is a schedule of the status as of December 31, 2011, of the projects owned by Local Partnerships in which REAL is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                           IN WHICH REAL HAS AN INVESTMENT

                                  DECEMBER 31, 2011

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8	2011	2010

Belleville Manor
Marion, KY	32	(B)	32	90%	91%

Bethel Towers
Detroit, MI	146	(A)	53	92%	91%

Clinton Apts.
Clinton, KY	24	(B)	24	75%	86%

Northwood Village
Emporia, VA	72	(C)	72	97%	97%

Williamson Towers
Williamson, WV	76	(B)	76	98%	97%

TOTALS	350		257

(A)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)    The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)    The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partnership interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2011 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

Belleville Manor, Ltd.	99%	$ 109	$ 526
Bethel Towers, Ltd.	99%	305	3,398
Clinton Apts.	95%	87	120
Emporia, Ltd.	95%	257	962
Williamson Towers Assoc.	99%	445	2,522
		$1,203	$ 7,528

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, there were 809 registered holders of 16,268 limited partnership interests in REAL. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2011 and 2010.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.06% of the outstanding Interests in the Partnership at December 31, 2011. A number of these Interests were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $118,000 and $114,000 during the years ended December 31, 2011 and 2010, respectively, from two Local Partnerships. Subsequent to December 31, 2011, the Partnership received an operating distribution of approximately $23,000 from one Local Partnership. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $78,000 and $59,000, respectively. The increase in cash and cash equivalents of approximately $19,000 is due to cash provided by operating activities.

Results of Operations

At December 31, 2011, the Partnership has investments in five Local Partnerships, most of which own housing projects that were substantially rented except for Clinton Apartments. The low occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2011 and 2010, the Partnership did not recognize any equity in income of the Local Partnerships. During the years ended December 31, 2011 and 2010, the Partnership received approximately $118,000 and $114,000, respectively, in operating distributions from Local Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2011 and 2010, the investment balance in all five of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $54,000 for both years ended December 31, 2011 and 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $43,000 and $46,000 for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses were approximately $8,000 and $6,000 for the years ended December 31, 2011 and 2010, respectively.

The Corporate General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2011 and 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2011. Interest expense was approximately $45,000 and $43,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, the Partnership owed approximately $832,000 and $837,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2011 and 2010, the Partnership made no such advances.

Total net income for the Local Partnerships for 2011 and 2010 aggregated approximately $356,000 and $137,000, respectively. The net income allocated to the Partnership was approximately $348,000 and $133,000 for 2011 and 2010, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships. Total revenues for the Local Partnerships were approximately $2,434,000 and $2,355,000 for the years ended December 31, 2011 and 2010, respectively. Total expenses for the Local Partnerships were approximately $2,078,000 and $2,218,000 for the years ended December 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.       Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying balance sheets of Real Estate Associates Limited as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ deficit and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
Assets

Cash and cash equivalents	$ 78	$ 59
Investments in and advances to Local Partnerships	--	--
Receivable – limited partners	6	4
Total assets	$ 84	$ 63

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 24	$ 20
Accrued fees due to Corporate General Partner	481	427
Advances and accrued interest due to Corporate General
Partner or affiliates	832	837
Total liabilities	1,337	1,284

Contingencies	--	--

Partners' Deficit:
General partner	(140)	(140)
Limited partners	(1,113)	(1,081)
Total partners’ deficit	(1,253)	(1,221)
Total liabilities and partners' deficit	$ 84	$ 63

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues	$ --	$ --

Operating Expenses:
Management fees – Corporate General Partner	54	54
General and administrative	8	6
Legal and accounting	43	46
Interest expense	45	43
Total operating expenses	150	149

Loss from partnership operations	(150)	(149)
Distributions in excess of investment in Local
Partnerships	118	114
Net loss	$ (32)	$ (35)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (32)	$ (35)

Net loss per limited partnership interest	$ (1.96)	$ (2.15)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit, December 31, 2009	$ (140)	$ (1,046)	$(1,186)

Net loss for the year ended
December 31, 2010	--	(35)	(35)

Partners’ deficit, December 31, 2010	(140)	(1,081)	(1,221)

Net loss for the year ended
December 31, 2011	--	(32)	(32)

Partners’ deficit, December 31, 2011	$ (140)	$ (1,113)	$(1,253)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (32)	$ (35)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Change in accounts:
Receivable – limited partners	(2)	(4)
Accounts payable and accrued expenses	4	(6)
Accrued fees due to Corporate General Partner	54	54
Accrued interest on advances	(5)	43
Net cash provided by operating activities	19	52

Net increase in cash and cash equivalents	19	52
Cash and cash equivalents, beginning of year	59	7

Cash and cash equivalents, end of year	$ 78	$ 59

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (“REAL” or the “Partnership”) was formed under the California Limited Partnership Act on September 15, 1977.  The Partnership was formed to invest either directly or indirectly in other partnerships which own or lease and operate primarily federal, state and local government-assisted housing projects.  The general partner is National Partnership Investments Corp., a California Corporation (“NAPICO” or the "Corporate General Partner").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.  The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The business of the Partnership is conducted primarily by NAPICO.

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

At December 31, 2011 and 2010, the Partnership had outstanding 8,134 and 8,144 limited partnership units, respectively (or 16,268 and 16,288 limited partnership interests, respectively). A unit consists of two limited partnership interests.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2011 and 2010, the number of limited partnership interests decreased by 20 and 15 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,288 and 16,303 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2011 and 2010 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in five Local Partnerships.  The Local Partnerships as of December 31, 2011 own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $118,000 and $114,000 for the years ended December 31, 2011 and 2010, respectively, from two Local Partnerships. Subsequent to December 31, 2011, the Partnership received an operating distribution of approximately $23,000 from one Local Partnership.

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

As of December 31, 2011 and 2010, the investment balance in all of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2011 and 2010, the Partnership made no such advances.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2011 and 2010 and the unaudited condensed combined results of operations for the years ended December 31, 2011 and 2010 are as follows:

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	Years ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Assets
Land	$ 222	$ 222
Building and improvements, net of accumulated
depreciation of approximately $11,415 and $11,153	2,860	3,061
Other assets	2,264	2,193
Total Assets	$ 5,346	$ 5,476

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 7,528	$ 7,853
Other liabilities	434	484
Total liabilities	7,962	8,337
Partners' deficit	(2,616)	(2,861)
Total Liabilities and Partners' Deficit	$ 5,346	$ 5,476

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years Ended December 31,
	2011	2010
	(unaudited)	(unaudited)

Rental and other income	$ 2,434	$ 2,355

Expenses:
Operating expenses	1,681	1,723
Financial expenses	115	117
Depreciation and amortization	282	378
Total expenses	2,078	2,218

Net income	$ 356	$ 137

Real Estate and Accumulated Depreciation of Local Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships, in which REAL has invested (in thousands):

			Buildings
			and
			Related
	Mortgage		Personal		Accumulated	Date of
Partnership Name	Notes	Land	Property	Total	Depreciation	Construction

Belleville Manor, Ltd.	$ 526	$ 65	$ 681	$ 746	$ 653	1978-1979
Bethel Towers, Ltd.	3,398	68	6,540	6,608	4,365	pre 1977
ClintonApts.	120	50	473	523	499	1977-1980
Emporia, Ltd.	962	39	2,944	2,983	2,386	1978-1980
Williamson Towers, Ltd.	2,522	--	3,637	3,637	3,512	1979-1981
Total-December 31, 2011	$ 7,528	$222	$14,275	$14,497	$11,415

Reconciliation of real estate and accumulated depreciation(unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands)
Real Estate:
Balance at beginning of year	$ 14,436	$ 14,199
Improvements during the year	80	253
Disposals during the year	(19)	(16)
Balance at end of year	$ 14,497	$ 14,436

	Years Ended December 31,
	2011	2010
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 11,153	$ 10,791
Depreciation expense for the year	281	375
Disposals during the year	(19)	(13)
Balance at end of year	$ 11,415	$ 11,153

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, the Partnership owed NAPICO approximately $430,000 and $376,000, respectively, for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2011 and 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2011. Interest expense was approximately $45,000 and $43,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, the Partnership owed approximately $832,000 and $837,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

As of December 31, 2011 and 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.06% of the outstanding Interests in the Partnership at December 31, 2011. A number of these Interests were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Note 4 - Income Taxes

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

A reconciliation is as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)

Net loss per financial statements	$ (32)	$ (35)

Other	54	54
Investment in and advances to Local
Partnerships	305	135
Income per tax return	$ 327	$ 154
Income per limited partnership interest	$ 19.87	$ 9.38

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

	December 31,
	2011	2010
	(in thousands)
Net liabilities as reported	$(1,253)	$(1,221)
Add (deduct):
Investment in Local Partnerships	(2,833)	(3,148)
Deferred offering costs	2,568	2,568
Other	470	426
Net liabilities – Federal tax basis	$(1,048)	$(1,375)

Note 5 – Contingencies

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Security Ownership of Certain Beneficial Owners

The general partner owns all of the outstanding general partnership interests of REAL; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

          Entity                    Number of Interests     Percentage

AIMCO Properties, L.P.                  4,728                  29.06%

AIMCO Properties, L.P. is ultimately controlled by Aimco.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237.

(b)       None of the officers and directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, the Partnership owed NAPICO approximately $430,000 and $376,000, respectively for management fees, which is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2011 and 2010. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2011.  Interest expense was approximately $45,000 and $43,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, the Partnership owed approximately $832,000 and $837,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

As of December 31, 2011 and 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 4,728 limited partnership interests (the “Interests”), or 29.06% of the outstanding Interests in the Partnership at December 31, 2011. A number of these Interests were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $33,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2011 and 2010.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets – December 31, 2011 and 2010.

Statements of Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010.

Statements of Cash Flows - Years ended December 31, 2011 and 2010.

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

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Stephen B. Waters	Senior Director of	Date: March 29, 2012
Stephen B. Waters	Partnership Accounting

/s/John Bezzant	Director and Executive	Date: March 29, 2012
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 29, 2012
Ernest M. Freedman	Vice President

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.