Form 10-Q
period 2012-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2012-11-02
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$ 107	$ 78
Investment in and advances to Local Partnerships	--	--
Receivable – limited partners	11	6
Total assets	$ 118	$ 84

Liabilities and Partners’ Deficit

Liabilities:
Accounts payable and accrued expenses	$ 52	$ 24
Accrued fees due to Corporate General Partner	522	481
Advances and accrued interest due to Corporate General
Partner or affiliates	865	832
Total liabilities	1,439	1,337

Contingencies	--	--

Partners' Deficit:
General partner	(141)	(140)
Limited partners	(1,180)	(1,113)
Total partners’ deficit	(1,321)	(1,253)
Total liabilities and partners' deficit	$ 118	$ 84

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General
Partner	14	14	41	41
General and administrative	--	1	5	6
Legal and accounting	89	9	125	31
Interest expense	11	11	33	33
Total operating expenses	114	35	204	111

Loss from partnership operations	(114)	(35)	(204)	(111)
Distributions in excess of investment
in Local Partnerships	8	--	136	118
Net income (loss)	$ (106)	$ (35)	$ (68)	$ 7

Net income (loss) allocated to general
partner (1%)	$ (1)	$ --	$ (1)	$ --
Net income (loss) allocated to limited
partners (99%)	$ (105)	$ (35)	$ (67)	$ 7
Net income (loss) per limited
partnership interest	$ (6.45)	$ (2.15)	$ (4.12)	$ .43

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2011	$ (140)	$(1,113)	$(1,253)

Net loss for the nine months
ended September 30, 2012	(1)	(67)	(68)

Partners' deficit,
September 30, 2012	$ (141)	$(1,180)	$(1,321)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (68)	$ 7
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Change in accounts:
Receivable – limited partners	(5)	(2)
Accounts payable and accrued expenses	28	1
Accrued fees due to Corporate General Partner	41	41
Accrued interest on advances	33	33
Net cash provided by operating activities	29	80

Net increase in cash and cash equivalents	29	80
Cash and cash equivalents, beginning of period	78	59

Cash and cash equivalents, end of period	$ 107	$ 139

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both September 30, 2012 and December 31, 2011, the Partnership had outstanding 16,268 limited partnership interests.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 16,268 and 16,288 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 5 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs consist of Local Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investment in and Advances to Local Partnerships

As of September 30, 2012 and December 31, 2011, the Partnership holds limited partnership interests in 5 Local Partnerships. The Local Partnerships as of September 30, 2012, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $136,000 and $118,000 from two Local Partnerships for the nine months ended September 30, 2012 and 2011, respectively.

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

On August 14, 2012, one Local Partnership, Bethel Towers Limited Dividend Housing Association, (“Bethel Towers”) entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of$4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $820,000. The sale is expected to close during the third quarter of 2013. The Partnership has no investment balance remaining in Bethel Towers at September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the investment balance in all of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2012 and 2011 the Partnership made no such advances.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2012 and 2011 for the Local Partnerships in which the Partnership has investments (in thousands).

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Rental and other income	$ 570	$ 522	$1,678	$1,738

Expenses
Operating expense	468	380	1,254	1,219
Financial expenses	28	29	86	88
Depreciation and amortization	70	94	212	283
Total expenses	566	503	1,552	1,590
Net income	$ 4	$ 19	$ 126	$ 148

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $41,000 for both the  nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, the Partnership owed NAPICO approximately $471,000 and $430,000, respectively, for management fees and this amount is included in accrued fees due to Corporate General Partner.

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

The Corporate General Partner and its affiliates made no advances to the Partnership during the nine months ended September 30, 2012 and 2011.  Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2012. Interest expense was approximately $11,000 and $33,000 for both the three and nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Partnership owed approximately $865,000 and $832,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

As of September 30, 2012, the fees and advances due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $136,000 and $118,000 from two Local Partnerships during the nine months ended September 30, 2012 and 2011, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of September 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $107,000 and $78,000, respectively. The increase in cash and cash equivalents of approximately $29,000 is due to cash provided by operating activities.

Results of Operations

At September 30, 2012, the Partnership has investments in five Local Partnerships, which own housing projects that were substantially rented except for Clinton Apartments. The low occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2012 and 2011, the Partnership did not recognize any equity in income of the Local Partnerships.  During the nine months ended September 30, 2012 and 2011, the Partnership received approximately $136,000 and $118,000, respectively, in operating distributions from two Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

On August 14, 2012, one Local Partnership, Bethel Towers Limited Dividend Housing Association, (“Bethel Towers”) entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $820,000. The sale is expected to close during the third quarter of 2013. The Partnership has no investment balance remaining in Bethel Towers at September 30, 2012 and December 31, 2011.

At September 30, 2012, the investment balance in all five of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $14,000 and $41,000 for both the three and nine months ended September 30, 2012 and 2011, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. Legal and accounting fees were approximately $89,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $125,000 and $31,000 for the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses were less than $1,000 and approximately $1,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $5,000 and $6,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase in legal and accounting fees for both the three and nine month periods is due to an increase in legal costs associated with a review of the Partnership’s investments and the anticipated sale of Bethel Towers.

The Corporate General Partner and its affiliates made no advances to the Partnership during the nine months ended September 30, 2012 and 2011.  Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2012. Interest expense was approximately $11,000 and $33,000 for both the three and nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Partnership owed approximately $865,000 and $832,000, respectively, in advances and related accrued interest to the Corporate General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2012 and 2011 the Partnership made no such advances.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 2,364 limited partnership units (the “Units”) (or 4,728 limited partnership interests) in the Partnership representing 29.06% of the outstanding Units as of September 30, 2012. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 5 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs consist of Local Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 350 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 2, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: November 2, 2012	By: /s/Stephen B. Waters
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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.