Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2013-04-15
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED

(Exact name of registrant as specified in its charter)

California	95-3187912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive

Greenville, South Carolina  29615

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments.  Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership, the Partnership’s property and the Partnership’s investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Real Estate Associates Limited ("REAL" or the "Partnership") is a limited partnership formed under the laws of the State of California on September 15, 1977.  On October 27, 1978, Real Estate Associates Limited offered 16,500 units of Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. The Partnership received $16,500,000 in subscriptions for units of Limited Partnership Interests (at $1,000 per unit) during the period October 27, 1978 to August 31, 1979, pursuant to a registration statement on Form S-11.  Since this transaction, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The general partner of Real Estate Associates Limited is National Partnership Investments, LLC ("NAPICO" or the “General Partner”), a California limited liability company. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of REAL is conducted primarily by NAPICO.

REAL holds limited partnership interests in five local limited partnerships (the "Local Partnerships") as of December 31, 2012, and is also the operating general partner of one of the Local Limited Partnerships. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. During 2009 the property in one Local Partnership was sold. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The Local Partnerships in which REAL has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies.  REAL became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners.  As a limited partner, REAL's liability for obligations of the Local Partnership is limited to its investment.  The local general partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the property owned by the Local Partnership.  Under certain circumstances of default, REAL has the right to replace the general partner of the Local Partnerships, but otherwise does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”),pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012.

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

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2012, the projects in which REAL had invested were substantially rented, except for Clinton Apts. The Partnership believes that the low occupancy for Clinton Apts. is attributable to a lack of qualified applicants to rent units designated for the elderly. The following is a schedule of the status as of December 31, 2012 of the projects owned by Local Partnerships in which REAL has an investment.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                           IN WHICH REAL HAS AN INVESTMENT

                                  DECEMBER 31, 2012

		Financed,	Units
		Insured,	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8	2012	2011

Belleville Manor
Marion, KY	32	(B)	32	88%	90%

Bethel Towers
Detroit, MI	146	(A)	53	94%	92%

Clinton Apts.
Clinton, KY	24	(B)	24	68%	75%

Northwood Village
Emporia, VA	72	(C)	72	95%	97%

Williamson Towers
Williamson, WV	76	(B)	76	100%	98%

TOTALS	350		257

(A)  The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)  The mortgage is insured by the Federal Housing Administration under the provisions of Section 221 (d)(4) of the National Housing Act.

(C)  The mortgage is insured by FMHA under the Provision of Section 515.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partnership interests except for Bethel Towers, Ltd., which includes REAL’s general partnership interest as well. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2012 (in thousands).

	REAL	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

Belleville Manor, Ltd.	99%	$ 109	$ 499
Bethel Towers, Ltd.	99.99%	305	3,221
Clinton Apts.	99%	87	120
Emporia, Ltd.	95%	257	957
Williamson Towers Assoc.	99%	445	2,502
		$1,203	$ 7,299

Although each Local Partnership in which the Partnership has invested owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, the Partnership believes this insulates the properties from market competition.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership’s consolidated property.

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2012	Interest (1)	Rate	Date	Maturity
	(in thousands)	(in thousands)			(in thousands)

Bethel Towers
1st mortgage	$ 984	$ 30	8.625%	3/1/2016	$ --
Home Rehabilitation
mortgage	2,160	--	0.00%	3/1/2016	2,160
Mortgage premium, net	77	--			--
	$ 3,221	$ 30			$2,160

(1)  Monthly payment of principal and interest has not been reduced by the monthly government interest subsidy of approximately $20,000.

See “Note 5 – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for the information with respect to the Local Partnership’s ability to prepay the loans and other details about the loans.

Schedule of Property

Set forth below for the Partnership’s consolidated property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2012.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Bethel Towers	$4,069	$ 7	30 yrs	S/L	$2,275

Item 3.     Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2012, there were 807 registered holders of 16,251 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2012 and 2011.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $136,000 and $118,000 from two Local Partnerships during the years ended December 31, 2012 and 2011, respectively. Subsequent to December 31, 2012, the Partnership received an operating distribution of approximately $35,000 from one Local Partnership. An infrequent source of funds is funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

The properties in which the Partnership has invested, through the Partnership’s investments in the Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Partnerships' ability to transfer funds either to the Partnership or among the Local Partnerships in the form of cash distributions, loans or advances is generally restricted by these government assistance programs.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $185,000 and $78,000, respectively. The increase in cash and cash equivalents of approximately $107,000 is due to approximately $173,000 of cash provided by investing activities, partially offset by approximately $66,000 of cash used in operating activities.

The Partnership’s assets are thought to be generally sufficient for any of its near-term needs (exclusive of repayment of accrued fees owed to the General Partner and advances and accrued interest owed to the General Partner or affiliates).

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (see Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”). Therefore, the 2012 consolidated financial statements reflect the consolidation of Bethel Towers, whereas the 2011 financial statements reflect Bethel Towers as an equity method investment.

On August 14, 2012, Bethel Towers entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $1,070,000. The sale is expected to close during the third quarter of 2013.

At December 31, 2012, the Partnership has investments in five Local Partnerships, most of which own housing projects that were substantially rented, except for Clinton Apartments. The Partnership believes that the low occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships, except for Bethel Towers, using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize. During the years ended December 31, 2012 and 2011, the Partnership did not recognize any equity in income of the Local Partnerships. During the years ended December 31, 2012 and 2011, the Partnership received approximately $136,000 and $118,000, respectively, in operating distributions from two Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2012 and 2011, the investment balance in four of the Local Partnerships had been reduced to zero. The Partnership consolidates its investment in Bethel Towers.

The Partnership recognized net income of approximately $1,258,000 for the year ended December 31, 2012, compared to a net loss of approximately $32,000 for the year ended December 31, 2011.  The increase in net income is due primarily to the recognition of a gain on consolidation associated with gaining control of Bethel Towers during December 2012, partially offset by an increase in legal and accounting fees for services rendered to the Partnership during the year ended December 31, 2012.  Legal and accounting fees were approximately $162,000 and $43,000 for the years ended December 31, 2012 and 2011, respectively.  The increase in legal and accounting fees is due to an increase in legal costs associated with the review of the Partnership’s investments and the anticipated sale of Bethel Towers.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the General Partner for the General Partner’s management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $54,000 for both of the years ended December 31, 2012 and 2011.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2012 and 2011. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2012. Interest expense was approximately $45,000 for both of the years ended December 31, 2012 and 2011. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payments made during the year ended December 31, 2012. At December 31, 2012 and 2011, the Partnership owed approximately $877,000 and $832,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2012 and 2011, the Partnership made no such advances.

Excluding Bethel Towers, total net income for the Local Partnerships for 2012 and 2011 aggregated approximately $106,000 and $69,000, respectively. The net income allocated to the Partnership was approximately $102,000 and $65,000 for 2012 and 2011, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships. Excluding Bethel Towers, total revenues for the Local Partnerships were approximately $1,240,000 and $1,257,000 for the years ended December 31, 2012 and 2011, respectively. Excluding Bethel Towers, total expenses for the Local Partnerships were approximately $1,134,000 and $1,188,000 for the years ended December 31, 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements

With the exception of Bethel Towers, the Partnership owns limited partnership interests in unconsolidated Local Partnerships in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

On December 10, 2012, the Partnership became the operating general partner of Bethel Towers, as a result of the assignment of the local operating general partner interest in Bethel Towers to the Partnership. Therefore, effective December 10, 2012, the Partnership began consolidating this Local Partnership and it is no longer considered a VIE (see Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2012 and 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at December 31, 2012, for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s consolidated operating results and consolidated financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

With the exception of Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships, except for Bethel Towers, using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Investment property is stated at fair value as of the date the Partnership began consolidating Bethel Towers, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Operations - Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners’ capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 15, 2013

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
Assets

Cash and cash equivalents	$ 185	$ 78
Investments in and advances to Local Partnerships	--	--
Receivables and deposits	91	6
Restricted escrows	412	--
Other assets	163	--
Investment property:
Land	366	--
Buildings and related personal property	_3,703	______
Total investment property	4,069	--
Less accumulated depreciation	(7)	--
Investment property, net	4,062	--
Total assets	$ 4,913	$ 84

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 104	$ 24
Accrued fees due to General Partner	535	481
Advances and accrued interest due to General Partner
or affiliates	877	832
Tenant security deposit liability	63	--
Accrued property taxes	85	--
Deferred revenue	23	--
Mortgage notes payable	3,221	--
Total liabilities	4,908	1,337

Contingencies	--	--

Partners' Capital (Deficiency):
General partner	(127)	(140)
Limited partners	132	(1,113)
Total partners’ capital (deficiency)	5	(1,253)
Total liabilities and partners' capital
(deficiency)	$ 4,913	$ 84

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2012	2011
Revenues:
Rental income	$ 50	$ --
Other income	17	--
Total revenues	67	--
Expenses:
Operating	39	--
Depreciation and amortization	12	--
Property taxes	5	--
Management fees – General Partner	54	54
General and administrative	7	8
Legal and accounting	162	43
Interest expense	51	45
Total expenses	330	150

Loss from partnership operations	(263)	(150)
Distributions in excess of investment in Local
Partnerships	136	118
Gain on consolidation of Local Partnership	1,385	--
Net income (loss)	$ 1,258	$ (32)

Net income (loss) allocated to general partner (1%)	$ 13	$ --
Net income (loss) allocated to limited partners (99%)	$ 1,245	$ (32)

Net income (loss) per limited partnership interest	$ 76.53	$ (1.96)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2010	$ (140)	$ (1,081)	$(1,221)

Net income (loss) for the year ended
December 31, 2011	--	(32)	(32)

Partners’ capital (deficiency),
December 31, 2011	(140)	(1,113)	(1,253)

Net income (loss) for the year ended
December 31, 2012	13	1,245	1,258

Partners’ capital (deficiency),	$ (127)	$ 132	$ 5
December 31, 2012

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLDIATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 1,258	$ (32)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on consolidation of Local Partnership	(1,385)	--
Depreciation and amortization	12	--
Change in accounts:
Receivables and deposits	(5)	(2)
Restricted escrows	51	--
Other assets	(37)	--
Accounts payable and accrued expenses	7	4
Accrued fees due to General Partner	54	54
Accrued interest on advances	45	(5)
Deferred revenue	(71)	--
Accrued property taxes	5	--
Net cash provided by (used in) operating
activities	(66)	19

Cash flows provided by investing activities:
Increase in cash from consolidation of Local Partnership	173	--

Net increase in cash and cash equivalents	107	19
Cash and cash equivalents, beginning of year	78	59

Cash and cash equivalents, end of year	$ 185	$ 78

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 6	$ --
Non-cash transaction associated with consolidation of
Local Partnership:
Investment property	4,069	--
Receivables and deposits	80	--
Other assets	131	--
Restricted escrows	463	--
Accounts payable and accrued expenses	73	--
Tenant security deposit liability	63	--
Deferred revenue	94	--
Accrued property taxes	80	--
Mortgage notes payable	3,221	--

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited (“REAL” or the “Partnership”) was formed under the California Limited Partnership Act on September 15, 1977.  The Partnership was formed to invest either directly or indirectly in other partnerships which own or lease and operate primarily federal, state and local government-assisted housing projects.  The general partner is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the "General Partner").  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.  The Partnership shall be dissolved only upon the expiration of 53 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.  The business of the Partnership is conducted primarily by NAPICO.

The general partner has a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective investments. A withdrawal amendment was entered into as of September 12, 2002 and became effective 90 days thereafter by and among NAPICO and Charles Boxenbaum, whereby Boxenbaum’s 45% general partner interest was converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 45% of the amounts otherwise allocable to the general partners of the Partnership.  The General Partner is the sole remaining general partner of the Partnership.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

As a result of the assignment of the local operating general partner interest in Bethel Towers Limited Dividend Housing Association (“Bethel Towers”) to the Partnership on December 10, 2012 (as discussed in Note 2), the Partnership began consolidating the assets, liabilities, and operations of Bethel Towers as of December 10, 2012. The consolidated financial statements of the Partnership include its 99.99% general and limited partner interests in Bethel Towers. All significant inter-partnership balances have been eliminated. The apartment property owned by Bethel Towers is located in Detroit, Michigan.

Method of Accounting for Investments in Limited Partnerships

With the exception of Bethel Towers, the investments in local partnerships (the “Local Partnerships”) are accounted for on the equity method.

Abandonment of Limited Partnership Interests

During the years ended December 31, 2012 and 2011, the number of limited partnership interests decreased by 17 and 20 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. At December 31, 2012 and 2011, the Partnership had outstanding 16,251 and 16,268 limited partnership interests, respectively.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,268 and 16,288 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $47,000 and $78,000 at December 31, 2012 and 2011, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments. See Note 2 regarding fair value determinations for the assets and liabilities of Bethel Towers.

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

On December 10, 2012, the Partnership became the operating general partner of Bethel Towers, as a result of the assignment of the local operating general partner interest in Bethel Towers to the Partnership. Therefore, effective December 10, 2012, the Partnership began consolidating this Local Partnership and it is no longer considered a VIE (see Note 2).

At December 31, 2012 and 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at December 31, 2012, for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Tenant Security Deposits

Bethel Towers requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at fair value as of the date the Partnership began consolidating Bethel Towers. Bethel Towers capitalizes costs incurred in connection with capital additions activities, including construction projects, other tangible property improvements and replacements of existing property components. Bethel Towers capitalizes interest during periods in which construction projects are in progress. Capitalized costs are depreciated over the estimated useful life of the asset. Bethel charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

Depreciation

Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property.

Leases

Bethel Towers generally leases apartment units for twelve-month terms or less.  Rental income attributable to leases is recognized as rents become due.  Bethel Towers evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for all receivables due from former tenants.

Restricted Escrows

Bethel Towers has established escrows for real estate taxes, insurance, capital improvements and certain operating expenses for its investment property. The balance in the escrow accounts at December 31, 2012 was approximately $412,000.

Intangible Assets

Intangible assets, associated with the consolidation of Bethel Towers, consist of in-place leases and are included in other assets. The intangible assets related to in-place leases are comprised of:

 1) The value of the above-market and below-market leases in-place.  An asset or liability is recognized based on the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) the Partnership’s estimate of fair market lease rates for the corresponding in-place leases, measured over the period, including estimated lease renewals for below-market leases, that the leases are expected to remain in effect.

 2) The estimated unamortized portion of avoided leasing commissions and other costs that would be incurred to originate the in-place leases.

 3) The value associated with vacant units during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand and stabilized occupancy levels).  The values of the above-market and below-market leases are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods.  Other intangible assets related to in-place leases are amortized to depreciation and amortization expense over the expected remaining terms of the associated leases.

Note 2 – Investment in and Advances to Local Partnerships

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 5 Local Partnerships. The Local Partnerships as of December 31, 2012, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership was to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (as discussed in Note 1). All assets and liabilities of Bethel Towers were consolidated, effective December 10, 2012, at fair value.  The Partnership recorded an intangible asset for the value of the in-place lease assets of approximately $131,000 determined by using internal valuation techniques that consider the terms of the in-place leases and current market data for comparable leases.  This intangible asset will be amortized over a period of six months.  The investment property was recorded at fair value determined by using internal valuation techniques that considered comparable market transactions, discounted cash flow techniques, replacement costs and other available information.  The investment property will be depreciated over 30 years.  The mortgage notes payable were recorded at fair value determined by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable.  Due to the short term nature of the balances, the Partnership assumed the fair value of all other current assets and liabilities approximated their carrying value and no adjustments were recorded.  The consolidation resulted in a gain of $1,385,000 as a result of the fair value of the assets of Bethel Towers exceeding the fair value of Bethel Towers’ liabilities.  The fair value measurements of the investment property, mortgage notes payable and intangible assets have been classified by the Partnership within Level 2 of the fair value hierarchy as described in Note 1.

On August 14, 2012, Bethel Towers entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $1,070,000. The sale is expected to close during the third quarter of 2013.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership received operating distributions of approximately $136,000 and $118,000 from two Local Partnerships for the years ended December 31, 2012 and 2011, respectively. Subsequent to December 31, 2012, the Partnership received an operating distribution of approximately $35,000 from one Local Partnership.

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

Prior to January 1, 2011, the investment balance in four of the Local Partnerships had been reduced to zero.  The Partnership’s investment balance in Bethel Towers was zero prior to its consolidation effective December 10, 2012.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2012 and 2011 the Partnership made no such advances.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2012 and 2011 and the unaudited condensed combined results of operations for the years ended December 31, 2012 and 2011 are as follows (for all periods amounts exclude Bethel Towers which the Partnership consolidates):

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31,

2012

		2011
	(unaudited)
Assets
Land	$ 155	$ 155
Building and improvements	7,762	7,734
Accumulated depreciation	(7,146)	(7,050)
Other assets	1,650	1,623
Total Assets	$ 2,421	$ 2,462
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 4,078	$ 4,129
Other liabilities	281	263
Partners' deficit	(1,938)	(1,930)
Total Liabilities and Partners' Deficit	$ 2,421	$ 2,462

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)

	Years ended December 31,
	2012	2011
	(unaudited)
Rental and other income	$1,240	$1,257
Expenses:
Operating expense	916	916
Financial expenses	114	115
Depreciation and amortization	104	157
Total expenses	1,134	1,188
Net income	$ 106	$ 69

Real Estate and Accumulated Depreciation of Local Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships (in thousands):
Partnership Name	Mortgage Notes	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Dated of Construction

Belleville Manor, Ltd.	$ 499	$ 65	$ 697	$ 762	$ 666	1978-1979
Clinton Apts.	120	50	479	529	507	1977-1980
Emporia, Ltd.	957	40	2,949	2,989	2,434	1978-1980
Williamson Towers, Ltd.	2,502	--	3,637	3,637	3,539	1979-1981
Total-December 31, 2012	$ 4,078	$ 155	$ 7,762	$ 7,917	$ 7,146

Reconciliation of real estate and accumulated depreciation (unaudited)(in thousands)

	Years Ended December 31,
	2012	2011
Real Estate:
Balance at beginning of year	$ 7,889	$ 7,862
Improvements during the year	35	46
Disposals during the year	(7)	(19)
Balance at end of year	$ 7,917	$ 7,889

Accumulated Depreciation:
Balance at beginning of year	$ 7,050	$ 6,913
Depreciation expense for the year	103	156
Disposals during the year	(7)	(19)
Balance at end of year	$ 7,146	$ 7,050

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2012 and 2011. At December 31, 2012 and 2011, the Partnership owed NAPICO approximately $484,000 and $430,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2012 and 2011.  Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2012. Interest expense was approximately $45,000 for both of the years ended December 31, 2012 and 2011. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payment made during the year ended December 31, 2012. At December 31, 2012 and 2011, the Partnership owed approximately $877,000 and $832,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

As of December 31, 2012 and 2011, the accrued fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

Note 4 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the consolidated statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The taxable income or loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation between the Partnership’s reported net income (loss) and the taxable income per the tax return is as follows (in thousands):

	Years Ended December 31,
	2012	2011

Net income (loss) per financial statements	$ 1,258	$ (32)
Add (deduct):
Other	56	54
Investment in and advances to Local Partnerships	(1,110)	305
Federal taxable income per tax return	$ 204	$ 327
Federal taxable income per limited partnership interest	$ 12.43	$ 19.87

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2012	2011
Net assets (liabilities) as reported	$ 5	$ (1,253)
Add (deduct):
Investment in Local Partnerships	(3,948)	(2,833)
Deferred offering costs	2,568	2,568
Other	531	470
Net liabilities – Federal tax basis	$ (844)	$ (1,048)

Note 5 – Mortgage Notes Payable

Property	Principal Balance At December 31, 2012	Monthly Payment Including Interest (1)	Stated Interest Rate	Maturity Date	Principal Balance Due At Maturity
	(in thousands)	(in thousands)			(in thousands)

Bethel Towers 1st mortgage	$ 984	$ 30	8.625%	3/1/2016	$ --
Bethel Towers Home Rehabilitation mortgage	2,160	--	0.00%	3/1/2016	2,160
Mortgage premium, net	77	--			--
	$ 3,221	$ 30			$ 2,160

(1) Monthly payment of principal and interest has not been reduced by the monthly government interest subsidy of approximately $20,000.

The mortgage notes payable are secured by pledge of the Partnership’s consolidated property.

The carrying amount of the Partnership’s long term debt approximates its fair value due to the fact that the mortgages on the consolidated property were recorded at their fair value. The fair value of the mortgages was determined based upon current market rates available for similar term loans. The mortgage premiums are being amortized over the remaining lives of the loans and is net of accumulated amortization.  Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2012 are as follows (in thousands):

	Mortgage Note	Premium	Total
2013	$ 276	$ 40	$ 316
2014	300	26	326
2015	325	11	336
2016	2,243	--	2,243
Total	$ 3,144	$ 77	$ 3,221

Note 6 – Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 – Pro Forma Financial Statements (unaudited)

The following pro forma condensed consolidated statements of operations for the years ended December 31, 2012 and 2011, have been prepared as if the Bethel Towers transaction (see Note 2) had occurred on January 1, 2011.  The pro forma information is not necessarily indicative of what the Partnership’s results of operations would have been assuming the consolidation nor does it purport to project the Partnership’s results of operations for any future period.

Pro Forma Condensed Consolidated Statement of Operations
(In thousands, except per Interest data) (Unaudited)
	2012	2011

Rental and other income	$ 1,466	$ 1,334
Expenses	(1,310)	(1,213)
Net income	$ 156	$ 121

Net income per limited partnership interest	$ 9.47	$ 7.37

Item 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•        pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Real Estate Associates Limited (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any officers.

Name	Age	Position

Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.    Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Security Ownership of Certain Beneficial Owners

The general partner owns all of the outstanding general partnership interests of the Partnership. Except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

          Entity                    Number of Interests     Percentage

Aimco Properties, L.P.                  4,728                  29.09%

(b)       None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2012 and 2011. At December 31, 2012 and 2011, the Partnership owed NAPICO approximately $484,000 and $430,000, respectively for management fees, which is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003.  This fee was accrued and is included in accrued fees due to General Partner.  The fee will not be paid until the limited partners have received a return of the original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2012 and 2011. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2012.  Interest expense was approximately $45,000 for both the years ended December 31, 2012 and 2011. During the year ended December 31, 2011, the Partnership paid approximately $50,000 in accrued interest. There were no such payments made during the year ended December 31, 2012. At December 31, 2012 and 2011, the Partnership owed approximately $877,000 and $832,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

As of December 31, 2012 and 2011, the accrued fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

The General Partner has no directors.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $30,000 and $28,000 for 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $8,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets – December 31, 2012 and 2011.

Consolidated Statements of Operations - Years ended December 31, 2012 and 2011.

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)     Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to each applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Date: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2013
Brian Flaherty

/s/Edward Schmidt	Chief Financial Officer	Date: April 15, 2013
Edward Schmidt

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

10.1       First Amendment to Agreement and Certificate of Limited Partnership of Bethel Towers Limited Dividend Housing Association, dated December 10, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 10, 2012.

14         Code of Ethics of Real Estate Associates Limited

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.