Form 10-Q
period 2013-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2013-05-13
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2013	2012
Assets

Cash and cash equivalents	$ 122	$ 185
Investments in and advances to Local Partnerships	--	--
Receivables and deposits	81	91
Restricted escrows	516	412
Other assets	83	163
Investment property:
Land	366	366
Buildings and related personal property	3,703	3,703
Total investment property	4,069	4,069
Less accumulated depreciation	(38)	(7)
Investment property, net	4,031	4,062
Total assets	$ 4,833	$ 4,913

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 97	$ 104
Accrued fees due to General Partner	549	535
Advances and accrued interest due to General Partner
or affiliates	888	877
Tenant security deposit liability	60	63
Accrued property taxes	105	85
Deferred revenue	23	23
Mortgage notes payable	3,141	3,221
Total liabilities	4,863	4,908

Contingencies	--	--

Partners' Capital (Deficiency):
General partner	(127)	(127)
Limited partners	97	132
Total partners’ capital (deficiency)	(30)	5
Total liabilities and partners' capital
(deficiency)	$ 4,833	$ 4,913

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$ 213	$ --
Other income	77	--
Total revenues	290	--
Expenses:
Operating	218	--
Depreciation and amortization	52	--
Property taxes	20	--
Management fees – General Partner	14	13
General and administrative	1	3
Legal and accounting	34	25
Interest expense	21	11
Total expenses	360	52

Loss from partnership operations	(70)	(52)
Distributions in excess of investment in Local
Partnerships	35	23
Net loss	$ (35)	$ (29)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (35)	$ (29)

Net loss per limited partnership interest	$ (2.15)	$ (1.78)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICICIENCY)

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2012	$ (127)	$ 132	$ 5

Net loss for the three months
ended March 31, 2013	--	(35)	(35)

Partners' capital (deficiency),
March 31, 2013	$ (127)	$ 97	$ (30)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (35)	$ (29)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	52	--
Amortization of mortgage premium	(11)	--
Change in accounts:
Receivables and deposits	10	--
Restricted escrows	(104)	--
Other assets	59	--
Accounts payable and accrued expenses	(7)	(6)
Accrued fees due to General Partner	14	13
Accrued interest on advances	11	11
Tenant security deposit liability	(3)	--
Accrued property taxes	20	--
Net cash provided by (used in) operating
activities	6	(11)

Cash flows used in financing activities:
Principal payments on mortgage notes payable	(69)	--

Net decrease in cash and cash equivalents	(63)	(11)
Cash and cash equivalents, beginning of period	185	78

Cash and cash equivalents, end of period	$ 122	$ 67

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 10	$ --

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual audited consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both March 31, 2013 and December 31, 2012, the Partnership had outstanding 16,251 limited partnership interests.

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

Method of Accounting for Investments in Local Partnerships

With the exception of Bethel Towers, the investments in local partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 16,251 and 16,268 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in 4 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investment in and Advances to Local Partnerships

As of March 31, 2013 and December 31, 2012, the Partnership holds limited partnership interests in 5 Local Partnerships. The Local Partnerships as of March 31, 2013 own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership was to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (as discussed in Note 1). All assets and liabilities of Bethel Towers were consolidated, effective December 10, 2012, at fair value.  The Partnership recorded an intangible asset for the value of the in-place lease assets of approximately $131,000 determined by using internal valuation techniques that consider the terms of the in-place leases and current market data for comparable leases.  This intangible asset will be amortized over a period of six months.  The investment property was recorded at fair value determined by using internal valuation techniques that considered comparable market transactions, discounted cash flow techniques, replacement costs and other available information.  The investment property will be depreciated over 30 years.  The mortgage notes payable were recorded at fair value determined by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable.  Due to the short term nature of the balances, the Partnership assumed the fair value of all other current assets and liabilities approximated their carrying value and no adjustments were recorded.  The consolidation resulted in a gain of $1,385,000 for the year ended December 31, 2012, as a result of the fair value of the assets of Bethel Towers exceeding the fair value of Bethel Towers’ liabilities.  The fair value measurements of the investment property, mortgage notes payable and intangible assets have been classified by the Partnership within Level 2 of the fair value hierarchy as defined in Note 4.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership received operating distributions of approximately $35,000 and $23,000 from one Local Partnership for the three months ended March 31, 2013 and 2012, respectively.

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

Prior to January 1, 2012, the investment balance in four of the Local Partnerships had been reduced to zero. The Partnership’s investment balance in Bethel Towers was zero prior to its consolidation effective December 10, 2012.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2013 and 2012 the Partnership made no such advances.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 for the Local Partnerships in which the Partnership has investments, excluding amounts for Bethel Towers which the Partnership consolidates (in thousands).

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Rental and other income	$ 310	$ 314

Expenses
Operating expense	229	229
Financial expenses	29	29
Depreciation and amortization	26	39
Total expenses	284	297
Net income	$ 26	$ 17

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $14,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the Partnership owed NAPICO approximately $498,000 and $484,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2013 and 2012.  Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2013. Interest expense was approximately  $11,000 for both the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the Partnership owed approximately $888,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

As of March 31, 2013 and December 31, 2012, the accrued fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments. At March 31, 2013, the Partnership believes that the carrying amount of assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value. See Note 2 regarding fair value determinations for the assets and liabilities of Bethel Towers.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments.  Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership, the Partnership’s property and the Partnership’s investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

The Partnership's consolidated investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Bethel Towers	96%	93%
Detroit, Michigan

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the consolidated investment property, interest rates on mortgage loans, costs incurred to operate the consolidated investment property, general economic conditions and weather.  Although Bethel Towers owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, the Partnership believes this insulates the property from market competition.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $35,000 and $23,000 from one Local Partnership during the three months ended March 31, 2013 and 2012, respectively. An infrequent source of funds is funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $122,000 and $185,000, respectively. The decrease in cash and cash equivalents of approximately $63,000 is due to approximately $69,000 of cash used in financing activities, partially offset by approximately $6,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s consolidated investment property.

The Partnership’s assets are thought to be generally sufficient for any of its near-term needs (exclusive of repayment of accrued fees owed to the General Partner and advances and accrued interest owed to the General Partner or affiliates).  The mortgage indebtedness encumbering the Partnership’s consolidated investment property of approximately $3,141,000 is amortized over 30 years with a balloon payment of approximately $2,160,000 due in 2016.

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”),pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (see Note 2 to the consolidated financial statements included in “Item 1. Financial Statements”).  Therefore, the consolidated financial statements for the three months ended March 31, 2013 reflect the consolidation of Bethel Towers, whereas the financial statements for the three months ended March 31, 2012 reflect Bethel Towers as an equity method investment.

On August 14, 2012, Bethel Towers entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of$4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $1,070,000. The sale is expected to close during the third quarter of 2013.

At March 31, 2013, the Partnership has investments in five Local Partnerships, which own housing projects that were substantially rented except for Clinton Apartments. The Partnership believes that the low occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships, except for Bethel Towers, using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize.  During the three months ended March 31, 2013 and 2012, the Partnership did not recognize any equity in income of the Local Partnerships. During the three months ended March 31, 2013 and 2012, the Partnership received approximately $35,000 and $23,000, respectively, in operating distributions from one Local Partnership that were recognized as income in the consolidated statements of operations since the Partnership’s investment in the Local Partnership had been reduced to zero.

At March 31, 2013 and December 31, 2012, the investment balance in four of the Local Partnerships had been reduced to zero.  The Partnership consolidates its investment in Bethel Towers.

The Partnership recognized a net loss of approximately $35,000 for the three months ended March 31, 2013, compared to a net loss of approximately $29,000 for the three months ended March 31, 2012.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and an increase in distributions received in excess of investment in Local Partnerships. The increase in total expenses is due to an increase in operating, depreciation and amortization, property taxes and interest expense. The increase in total revenues is due to an increase in both rental and other income. Both the increase in total expenses and the increase in total revenues are a result of the consolidation of Bethel Towers. Total expenses also increased due to an increase in legal and accounting expense.  Legal and accounting fees were approximately $34,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase in legal and accounting fees is due to an increase in legal costs associated with the review of the Partnership’s investments and the anticipated sale of Bethel Towers.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. The management fee is paid to the General Partner for the General Partner’s management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $14,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively.

The General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2013 and 2012.  Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2013. Interest expense was approximately $11,000 for both the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the Partnership owed approximately $888,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2013 and 2012 the Partnership made no such advances.

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

Off-Balance Sheet Arrangements

With the exception of Bethel Towers, the Partnership owns limited partnership interests in unconsolidated Local Partnerships in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investment in and Advances to Local Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

On December 10, 2012, the Partnership became the operating general partner of Bethel Towers, as a result of the assignment of the local operating general partner interest in Bethel Towers to the Partnership. Therefore, effective December 10, 2012, the Partnership began consolidating this Local Partnership and it is no longer considered a VIE (see “Note 2 – Investment in and Advances to Local Partnerships” of the consolidated financial statements in “Item 1. Financial Statements”).

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in 4 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at March 31, 2013 for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

Bethel Towers generally leases apartment units for twelve-month terms or less.  Rental income attributable to leases, net of any concessions, is recognized as rents become due. Bethel Towers evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for all receivables due from former tenants.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

REAL ESTATE ASSOCIATES LIMITED

EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1        Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 registration #260561, incorporated by reference.

3.2        Amendments to Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 23, 2004.

3.3        Third Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 23, 2004.

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.