Form 10-Q
period 2013-06-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2013-08-14
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-09262

REAL ESTATE ASSOCIATES LIMITED
(Exact name of registrant as specified in its charter)

California	95-3187912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 89	$ 185
Investment in and advances to Local Partnerships	--	--
Receivable and deposits	89	91
Restricted escrows	533	412
Other assets	19	163
Investment property:
Land	366	366
Buildings and related personal property	3,787	3,703
Total investment property	4,153	4,069
Less accumulated depreciation	(69)	(7)
Investment property, net	4,084	4,062
Total assets	$ 4,814	$4,913

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$139	$ 104
Accrued fees due to General Partner	562	535
Advances and accrued interest due to General Partner
or affiliates	900	877
Tenant security deposit liability	65	63
Accrued property taxes	125	85
Deferred revenue	18	23
Mortgage notes payable	3,059	3,221
Total liabilities	4,868	4,908

Contingencies	--	--

Partners' Capital (Deficiency):
General partner	(128)	(127)
Limited partners	74	132
Total partners’ capital (deficiency)	(54)	5
Total liabilities and partners' capital
(deficiency)	$ 4,814	$ 4,913

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Rental income	$ 230	$ --	$ 443	$ --
Other income	67	--	144	--
Total revenues	297	--	587	--
Expenses:
Operating	163	--	381	--
Depreciation and amortization	48	--	100	--
Property taxes	20	--	40	--
Management fees – General Partner	14	14	27	27
General and administrative	2	2	3	5
Legal and accounting	54	11	88	36
Interest expense	20	11	42	22
Total operating expenses	321	38	681	90

Loss from partnership operations	(24)	(38)	(94)	(90)
Distributions in excess of investment in Local Partnerships	0	105	35	128
Net loss	$ (24)	$ 67	$ (59)	$ 38

Net loss allocated to general partner (1%)	$ (1)	$ 1	$ (1)	$ --
Net loss allocated to limited partners (99%)	$ (23)	$ 66	$ (58)	$ 38

Net loss per local limited partnership interest	$(1.42)	$ 4.06	$(3.57)	$ 2.34

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICICIENCY)

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2012	$ (127)	$ 132	$ 5

Net income for the six months ended June 30, 2013	(1)	(58)	(59)

Partners' capital (deficiency),
June 30, 2013	$ (128)	$ 74	$ (54)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (59)	$ 38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	--
Amortization of mortgage premium	(21)	--
Change in accounts:
Receivables and deposits	2	(5)
Restricted escrows	(121)	--
Other assets	106	--
Accounts payable and accrued expenses	35	(8)
Accrued fees due to General Partner	27	27
Accrued interest on advances	23	22
Tenant security deposit liability	2	--
Accrued property taxes	40	--
Deferred revenue	(5)	--
Net cash provided by operating activities	129	74

Cash flows used in investing activities:
Increase in investment property	(84)	--
	(84)	--

Cash flows used in financing activities:
Principal payments on mortgage notes payable	(141)	--
	(141)	--

Net increase (decrease) in cash and cash equivalents	(96)	74
Cash and cash equivalents, beginning of period	185	78

Cash and cash equivalents, end of period	$ 89	$ 152

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 18	$ --

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

At both June 30, 2013 and December 31, 2012, the Partnership had outstanding 16,251 local limited partnership interests.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

5

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Method of Accounting for Investments in Local Partnerships

With the exception of Bethel Towers, the investments in local partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Income (Loss) Per Local Limited Partnership Interest

Net income (loss) per local limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of local limited partnership interests outstanding at the beginning of the year.  The number of local limited partnership interests used was 16,251 and 16,268 for the three and six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the Partnership holds variable interests in four VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

5

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Organization and Summary of Significant Accounting Policies (continued)

•

the general partners conduct and manage the business of the Local Partnerships;

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

The four VIEs for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investment in and Advances to Local Partnerships

As of June 30, 2013 and December 31, 2012, the Partnership holds local limited partnership interests in five Local Partnerships. The Local Partnerships as of June 30, 2013, own residential low income rental projects consisting of 350 apartment units. The mortgage loans for these projects are payable to or insured by various government agencies.

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership was to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (as discussed in Note 1). All assets and liabilities of Bethel Towers were consolidated, effective December 10, 2012, at fair value.  The Partnership recorded an intangible asset for the value of the in-place lease assets of approximately $131,000 determined by using internal valuation techniques that consider the terms of the in-place leases and current market data for comparable leases.  This intangible asset was amortized over a period of six months and was fully amortized at June 30, 2013.  The investment property was recorded at fair value determined by using internal valuation techniques that considered comparable market transactions, discounted cash flow techniques, replacement costs and other available information.  The investment property will be depreciated over 30 years.  The mortgage notes payable were recorded at fair value determined by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable.  Due to the short term nature of the balances, the Partnership assumed the fair value of all other current assets and liabilities approximated their carrying value and no adjustments were recorded.  The consolidation resulted in a gain of $1,385,000 for the year ended December 31, 2012, as a result of the fair value of the assets of Bethel Towers

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investment in and Advances to Local Partnerships (continued)

exceeding the fair value of Bethel Towers’ liabilities.  The fair value measurements of the investment property, mortgage notes payable and intangible assets have been classified by the Partnership within Level 2 of the fair value hierarchy as defined in Note 4.

On August 14, 2012, Bethel Towers entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $1,070,000. The sale is expected to close during the fourth quarter of 2013.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $35,000 and $128,000 from  Local Partnerships for the six months ended June 30, 2013 and 2012, respectively.

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

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investment in and Advances to Local Partnerships (continued)

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2013 and 2012 the Partnership made no such advances.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2013 and 2012 for the Local Partnerships in which the Partnership has investments excluding amounts for Bethel Towers which the Partnership consolidates (in thousands).

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Rental and other income	$ 257	$ 499	$ 567	$1,108

Expenses
Operating expense	181	366	410	786
Financial expenses	28	29	57	58
Depreciation and amortization	26	71	52	142
Total expenses	235	466	519	986
Net income	$ 22	$ 33	$ 48	$ 122

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the local limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $14,000 and $27,000 for both the three and six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the Partnership owed NAPICO approximately $511,000 and $484,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the local limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates did not make advances to the Partnership during the six months ended June 30, 2013 and 2012. Interest on advances is charged at prime plus 2%, or 5.25% at June 30, 2013. The expense was approximately $11,000 and $23,000 for both the three and six months ended June 30, 2013 and 2012, respectively and is included in interest expense. At June 30, 2013 and December 31, 2012, the Partnership owed approximately $900,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

5

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3 – Transactions with Affiliated (continued)

As of June 30, 2013 and December 31, 2012, the accrued fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments. At June 30, 2013, the Partnership believes that the carrying amount of assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value. See Note 2 regarding fair value determinations for the assets and liabilities of Bethel Towers.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Event

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both June 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both June 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both June 30, 2013 and 2012.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

5

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

The Partnership's consolidated investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Bethel Towers	__97%	__94%
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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $35,000 and $128,000 from Local Partnerships during the six months ended June 30, 2013 and 2012, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

5

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

As of June 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $89,000 and $185,000, respectively. The decrease in cash and cash equivalents of approximately $96,000 is due to cash used by operating activities.

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

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (see Note 2 to the consolidated financial statements included in “Item 1. Financial Statements”).  Therefore, the consolidated financial statements for the six months ended June 30, 2013 reflect the consolidation of Bethel Towers, whereas the financial statements for the six months ended June 30, 2012 reflect Bethel Towers as an equity method investment.

On August 14, 2012, Bethel Towers entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $4,200,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive a distribution of approximately $1,070,000. The sale is expected to close during the fourth quarter of 2013.

At June 30, 2013, the Partnership has investments in five Local Partnerships, which own housing projects that were substantially rented except for Clinton Apartments. The Partnership believes that the low occupancy for Clinton Apartments is attributable to a lack of qualified applicants to rent units designated for the elderly.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to

5

the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2013 and 2012, the Partnership did not recognize any equity in income of the Local Partnerships.  During the six months ended June 30, 2013 and 2012, the Partnership received approximately $35,000 and $128,000, respectively, in operating distributions from two Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At June 30, 2013 and December 31, 2012, the investment balance in four of the Local Partnerships had been reduced to zero. The Partnership consolidates its investment in Bethel Towers.

The Partnership recognized a net loss of approximately $59,000 for the six months ended June 30, 2013, compared to a net gain of approximately $38,000 for the six months ended June 30, 2012. The increase in net loss is due to an increase in total expenses and a decrease in distributions received in excess of the investment in Local Partnerships, partially offset by an increase in total revenues. The increase in total expenses is due to an increase in operating, depreciation and amortization, property taxes and interest expense. The increase in total revenues is due to an increase in both rental and other income. Both the increase in total expenses and the increase in total revenues are a result of the consolidation of Bethel Towers. Total expenses also increased due to an increase in legal and accounting expense. Legal and accounting fees were approximately $88,000 and $36,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in legal and accounting fees is due to an increase in legal costs associated with the substitution of Real Estate Associates Limited as the replacement Local General Partner and the anticipated sale of Bethel Towers.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment the three and six months ended June 30, 2013 and 2012, respectively.

The General Partner and its affiliates did not make advances to the Partnership during the six months ended June 30, 2013 and 2012.  Interest on advances is charged at prime plus 2%, or 5.25% at June 30, 2013. The expense was approximately $11,000 and $23,000 for both the three and six months ended June 30, 2013 and 2012, respectively and is included in interest expense. At June 30, 2013 and December 31, 2012, the Partnership owed approximately $900,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2013 and 2012 the Partnership made no such advances.

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

5

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

5

At June 30, 2013 and December 31, 2012, the Partnership holds variable interests in four VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs for which the Partnership is not the primary beneficiary consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 204 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

5

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

5

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.