Form 10-Q
period 2013-09-30
REAL ESTATE ASSOCIATES LTD/CA
filed 2013-11-14
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 136	$ 185
Investment in and advances to Local Partnerships	--	--
Receivable – limited partners	91	91
Restricted escrows	455	412
Other assets	6	163
Investment property:
Land	366	366
Buildings and related personal property	3,860	3,703
Total investment property	4,226	4,069
Less accumulated depreciation	(100)	(7)
Investment property, net	4,126	4,062
Total assets	$ 4,814	$ 4,913

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 130	$ 104
Accrued fees due to General Partner	576	535
Advances and accrued interest due to General Partner
or affiliates	536	877
Tenant security deposit liability	65	63
Accrued property taxes	63	85
Deferred revenue	20	23
Mortgage notes payable	2,977	3,221
Total liabilities	$ 4,367	$ 4,908

Contingencies	--	--

Partners' Capital (Deficiency):
General partner	(123)	(127)
Limited partners	570	132
Total partners’ capital (deficiency)	447	5
Total liabilities and partners' capital
(deficiency)	$ 4,814	$ 4,913

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Rental income	$ 268	$ --	$ 711	$ --
Other income	64	--	208	--
Total Revenues	332	--	919	--

Operating expenses:
Operating	210	--	591	--
Depreciation and amortization	31	--	131	--
Property taxes	20	--	60	--
Management fees – General Partner	14	14	41	41
General and administrative	4	--	7	5
Legal and accounting	24	89	112	125
Interest expense	19	11	61	33
Total operating expenses	322	114	1,003	204

Income (Loss) from partnership
operations	10	(114)	(84)	(204)
Gain on sale of Limited Partner
Interest in Local Partnerships	483	--	483	--
Distributions in excess of investment
in Local Partnerships	8	8	43	136
Net income (loss)	$ 501	$ (106)	$ 442	$ (68)

Net income (loss) allocated to general
partner (1%)	$ 5	$ (1)	$ 4	$ (1)
Net income (loss) allocated to limited
partners (99%)	$ 496	$ (105)	$ 438	$ (67)
Net income (loss) per limited
partnership interest	$30.52	$ (6.45)	$ 26.95	$ (4.12)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICICIENCY)

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2012	$ (127)	$ 132	$ 5

Net income for the six months ended September 30, 2013	4	438	442

Partners' capital (deficiency),
September 30, 2013	$ (123)	$ 570	$ 447

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ 442	$ (68)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	131	--
Amortization of mortgage premium	(21)	--
Distributions in excess of investments	(43)	--
Gain on sale of Limited Partner interest	(483)	--
Change in accounts:
Receivables and deposits	--	(5)
Restricted escrows	(43)	--
Other assets	140	--
Accounts payable and accrued expenses	26	28
Accrued fees due to General Partner	41	41
Accrued interest on advances	(192)	33
Tenant security deposit liability	2	--
Accrued property tax	(22)	--
Deferred revenues	(3)	--
Net cash provided (used) by operating activities	(25)	29
Cash flows from investing activities:
Increase in investment properties	(157)	--
Distributions in excess of investments	43	--
Gain on sale of Limited Partner interest	483	--
Net cash flow provided investing activities	369	--
Cash flows from financing activities:
Principal payments on mortgage notes payable	(244)	--
Repayment of advances from General Partner	(149)	--
Net cash flow used by financing activities	(393)	--

Net increase in cash and cash equivalents	26	29
Cash and cash equivalents, beginning of period	104	78

Cash and cash equivalents, end of period	$ 130	$ 107

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

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 16,221 and 16,251 local limited partnership interests, respectively.

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

Net Income (Loss) Per Local Limited Partnership Interest

Net income (loss) per local limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of local limited partnership interests outstanding at the beginning of the year.  The number of local limited partnership interests used was 16,251 for the three and nine months ended September 30, 2013, respectively and 16,268 for the three and nine months ended September 30, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in zero and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

Note 2 – Investment in and Advances to Local Partnerships

As of September 30, 2013 and December 31, 2012, the Partnership held local limited partnership interests in one and five Local Partnerships, respectively. The Local Partnerships as of September 30, 2013 and December 31, 2012, owned residential low income rental projects consisting of 146 and 350 apartment units, respectively. The mortgage loans for these projects are payable to or insured by various government agencies.

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership was to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (as discussed in Note 1). All assets and liabilities of Bethel Towers were consolidated, effective December 10, 2012, at fair value.  The Partnership recorded an intangible asset for the value of the in-place lease assets of approximately $131,000 determined by using internal valuation techniques that consider the terms of the in-place leases and current market data for comparable leases.  This intangible asset was amortized over a period of nine months and was fully amortized at September 30, 2013.  The investment property was recorded at fair value determined by using internal valuation techniques that considered comparable market transactions, discounted cash flow techniques, replacement costs and other available information.  The investment property will be depreciated over 30 years.  The mortgage notes payable were recorded at fair value determined by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable.  Due to the short term nature of the balances, the Partnership assumed the fair value of all other current assets and liabilities approximated their carrying value and no adjustments were recorded.  The consolidation resulted in a gain of $1,385,000 for the year ended December 31, 2012, as a result of the fair value of the assets of Bethel Towers

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investment in and Advances to Local Partnerships (continued)

exceeding the fair value of Bethel Towers’ liabilities.  The fair value measurements of the investment property, mortgage notes payable and intangible assets have been classified by the Partnership within Level 2 of the fair value hierarchy as defined in Note 4.

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

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investment in and Advances to Local Partnerships (continued)

zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $35,000 and $108,000 from  Local Partnerships for the nine months ended September 30, 2013 and 2012, respectively.

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

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2013 and 2012 the Partnership made no such advances.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the local limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $14,000 for the three and nine months ended September 30, 2013, respectively, and approximately $41,000 for the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Partnership owed NAPICO approximately $525,000 and $471,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the local limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates did not make advances to the Partnership during the nine months ended September 30, 2013 and 2012. Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2013. The expense was approximately $19,000 and $35,000 for the three and nine months ended September 30, 2013, respectively, and $11,000 and $33,000 for the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Partnership owed approximately $536,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

As of September 30, 2013 and December 31, 2012, the accrued fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments. At September 30, 2013, the Partnership believes that the carrying amount of assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value. See Note 2 regarding fair value determinations for the assets and liabilities of Bethel Towers.

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

The Partnership's consolidated investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2013 and 2012:

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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $43,000 and $136,000 from Local Partnerships during the nine months ended September 30, 2013 and 2012, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of September 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $136,000 and $185,000, respectively. The decrease in cash and cash equivalents of approximately $49,000 is due to cash used by operating activities.

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

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership now consolidates this Local Partnership (see Note 2 to the consolidated financial statements included in “Item 1. Financial Statements”).  Therefore, the consolidated financial statements for the nine months ended September 30, 2013 reflect the consolidation of Bethel Towers, whereas the financial statements for the nine months ended September 30, 2012 reflect Bethel Towers as an equity method investment.

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

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

At September 30, 2013, the Partnership has investments in one Local Partnership, which owns a housing project that is substantially rented.

5

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2013 and 2012, the Partnership did not recognize any equity in income of the Local Partnerships.  During the nine months ended September 30, 2013 and 2012, the Partnership received approximately $43,000 and $136,000, respectively, in operating distributions from two Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At September 30, 2013 and December 31, 2012, the investment balance in four of the Local Partnerships had been reduced to zero. The Partnership consolidates its investment in Bethel Towers.

The Partnership recognized a net gain of approximately $442,000  for the nine months ended September 30, 2013, compared to a net loss of approximately $68,000  for the nine months ended September 30, 2012. The increase in net gain is due primarily to the Gain on sale of limited partnership interest of $483,000  along with an increase in total revenues, partially offset by an increase in total expenses and a decrease in distributions received in excess of the investment in Local Partnerships. The increase in total expenses is due to an increase in operating, depreciation and amortization, property taxes and interest expense. The increase in total revenues is due to an increase in both rental and other income. Both the increase in total expenses and the increase in total revenues are a result of the consolidation of Bethel Towers.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment. Management fees were approximately $14,000 and $41,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

The General Partner and its affiliates did not make advances to the Partnership during the nine months ended September 30, 2013 and 2012.  Interest on advances is charged at prime plus 2%, or 5.25% at September 30, 2013. The expense was approximately $12,000 and $35,000 for the three and nine months ended September 30, 2013 and $11,000 and $33,000 for the three and nine months ended September 30, 2012, respectively and is included in interest expense. At September 30, 2013 and December 31, 2012, the Partnership owed approximately $536,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2013 and 2012 the Partnership made no such advances.

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

5

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

Off-Balance Sheet Arrangements

With the exception of Bethel Towers, the Partnership owned limited partnership interests in unconsolidated Local Partnerships in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investment in and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in zero and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
V.P. of Finance/CFO

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

10.1

Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Emporia Limited, incorporated by reference to the Registrant's report on Form 8-K dated July 24, 2013.

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.