Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2014-04-15
CIK 225789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

REAL does not hold any limited partnership interests in local limited partnerships (the "Local Partnerships") as of December 31, 2013. In December 1998, the Partnership sold its interest in nine Local Partnerships and its interest in one Local Partnership was redeemed in September 1998. During 2003, the Partnership sold its interest in one Local Partnership. During 2004, the properties in two Local Partnerships were sold. During 2009 the property in one Local Partnership was sold. During 2013, the Partnership sold its remaining interest in the last four Local Partnerships. Each of the Local Partnerships owned a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. On December 10, 2013, the Partnership sold Bethel Towers.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2013, the projects in which REAL had invested were substantially rented. During 2013, the Partnership sold its remaining interest in the last four Local Partnerships. On December 10, 2013, the Partnership sold Bethel Towers.

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

PART II

Item 5.

Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2013, there were 799 registered holders of 16,216.45 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2013 and 2012.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $148,000 and $136,000 from three and two Local Partnerships during the years ended December 31, 2013 and 2012, respectively. Subsequent to December 31, 2013, the Partnership received an operating distribution of approximately $62,000 from one Local Partnership. An infrequent source of funds is funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $1,292,000 and $185,000, respectively. The increase in cash and cash equivalents of approximately $1,107,000 is primarily due to approximately $1,079,000 of cash provided by the sale of Bethel Towers.

The Partnership’s assets are thought to be generally sufficient for any of its near-term needs (exclusive of repayment of accrued fees owed to the General Partner and advances and accrued interest owed to the General Partner or affiliates).

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership consolidated this Local Partnership (see Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”). Therefore, the 2012 consolidated financial statements reflect the consolidation of Bethel Towers, whereas the 2011 financial statements reflect Bethel Towers as an equity method investment.

At December 31, 2013 and 2012, the Partnership had investments in zero and five Local Partnerships, respectively. The Local Partnerships as of December 31, 2013 and 2012 owned residential low income rental projects consisting of zero and 350 apartment units, respectively. The mortgage loans for these projects were payable to, or insured by various government agencies.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships, except for Bethel Towers, using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize. During the years ended December 31, 2013 and 2012, the Partnership did not recognize any equity in income of the Local Partnerships. During the years ended December 31, 2013 and 2012, the Partnership received approximately $148,000 and $136,000, respectively, in operating distributions from three and two Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At December 31, 2013 and 2012, the investment balance in all of the Local Partnerships had been reduced to zero. The Partnership consolidated its investment in Bethel Towers at December 31, 2012.

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In December 2013, the Partnership sold Bethel Towers to a third party. The Partnership received approximately $1,079,000 in proceeds from the sale.

The Partnership recognized net income of approximately $592,000 for the year ended December 31, 2013, compared to net income of approximately $1,258,000 for the year ended December 31, 2012.  The decrease in net income is due primarily to the recognition of a gain on consolidation associated with taking over the general partner interest of Bethel Towers during December 2012, partially offset by an increase in operational expenses in 2013. Legal and accounting fees were approximately $149,000 and $162,000 for the years ended December 31, 2013 and 2012, respectively.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the General Partner for the General Partner’s management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $54,000 for both of the years ended December 31, 2013 and 2012.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2013 and 2012. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2013. Interest expense was approximately $42,000 and $45,000 for the years ended December 31, 2013 and 2012, respectively. There were accrued interest payments of $226,000 made during the year ended December 31, 2013. No payments were made in 2012. At December 31, 2013 and 2012, the Partnership owed approximately $543,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2013 and 2012, the Partnership made no such advances.

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

At December 31, 2013 and 2012, the Partnership held variable interests in zero and four VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The Partnership was involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

With the exception of Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships, except for Bethel Towers, using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in each Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of each Local Partnership’s profits less the Partnership’s share of such Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

At December 31, 2012, investment property was stated at fair value as of the date the Partnership began consolidating Bethel Towers, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

Item 8.

Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Operations - Years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited as of December 31, 2013, and the related consolidated statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited as of December 31, 2012, and the related consolidated statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 15, 2013

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
Assets

Cash and cash equivalents	$ 1,292	$ 185
Investments in and advances to Local Partnerships	--	--
Receivables and deposits	35	91
Restricted escrows	452	412
Other assets	--	163
Investment property:
Land	--	366
Buildings and related personal property	--	3,703
Total investment property	--	4,069
Less accumulated depreciation	--	(7)
Investment property, net	--	4,062
Total assets	$ 1,779	$ 4,913

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 49	$ 104
Accrued fees due to General Partner	590	535
Advances and accrued interest due to General Partner
or affiliates	543	877
Tenant security deposit liability	--	63
Accrued property taxes	--	85
Deferred revenue	--	23
Mortgage notes payable	--	3,221
Total liabilities	1,182	4,908

Contingencies	--	--

Partners' Capital (Deficiency):
General partner	(121)	(127)
Limited partners	718	132
Total partners’ capital (deficiency)	597	5
Total liabilities and partners' capital
(deficiency)	$ 1,779	$ 4,913

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2013	2012
Revenues:
Rental income	$ 1,024	$ 50
Other income	300	17
Total revenues	1,324	67
Expenses:
Operating	923	39
Depreciation and amortization	155	12
Property taxes	146	5
Management fees – General Partner	54	54
General and administrative	11	7
Legal and accounting	149	162
Interest expense	129	51
Total expenses	1,567	330

Loss from partnership operations	(243)	(263)
Gain on sale of limited partner interests	483	--
Gain on sale of rental property	204	--
Distributions in excess of investment in Local
Partnerships	148	136
Gain on consolidation of Local Partnership	--	1,385
Net income (loss)	$ 592	$ 1,258

Net income (loss) allocated to general partner (1%)	$ 6	$ 13
Net income (loss) allocated to limited partners (99%)	$ 586	$ 1,245

Net income (loss) per limited partnership interest	$ 36.06	$ 76.53

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2011	$ (140)	$(1,113)	$(1,253)

Net income for the year ended
December 31, 2012	13	1,245	1,258

Partners’ capital (deficiency),
December 31, 2012	(127)	132	5

Net income for the year ended
December 31, 2013	6	586	592

Partners’ capital (deficiency),	$ (121)	$ 718	$ 597
December 31, 2013

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLDIATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$ 592	$ 1,258
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on consolidation of Local Partnership	--	(1,385)
Gain on sale of limited partner interests	(483)	--
Gain on sale of rental property	(204)	--
Distribution in excess of investment	(148)	--
Depreciation and amortization	155	12
Change in accounts:
Receivables and deposits	56	(5)
Restricted escrows	(40)	51
Other assets	163	(37)
Accounts payable and accrued expenses	(55)	7
Accrued fees due to General Partner	55	54
Security deposits	(63)	--
Accrued interest on advances	(184)	45
Deferred revenue	(23)	(71)
Accrued property taxes	(85)	5
Net cash provided by (used in) operating
activities	(264)	(66)

Cash flows provided by investing activities:
Proceeds from sale of rental property	4,111	-
Distributions in excess of investment	148	--
Proceeds from sale of Limited Partner Interest	483	--
Increase in cash from consolidation of Local Partnership	--	173
	4,742	173
Cash flow from financing activities:
Decrease in advances from general partner	(150)	--
Decrease in mortgage payable	(3,221)	--
	(3,371)	--

Net increase in cash and cash equivalents	1,107	107
Cash and cash equivalents, beginning of year	185	78

Cash and cash equivalents, end of year	$ 1,292	$ 185

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

CONSOLDIATED STATEMENTS OF CASH FLOWS - continued

(In thousands)

	Years Ended December 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 6
Non-cash transaction associated with consolidation of
Local Partnership:
Investment property	--	4,069
Receivables and deposits	--	80
Other assets	--	131
Restricted escrows	--	463
Accounts payable and accrued expenses	--	73
Tenant security deposit liability	--	63
Deferred revenue	--	94
Accrued property taxes	--	80
Mortgage notes payable	--	3,221

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Method of Accounting for Investments in Limited Partnerships

With the exception of Bethel Towers, the investments in local partnerships (the “Local Partnerships”) were accounted for on the equity method.

Abandonment of Limited Partnership Interests

During the years ended December 31, 2013 and 2012, the number of limited partnership interests decreased by 34.55 and 17 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. At December 31, 2013 and 2012, the Partnership had outstanding 16,216.45 and 16,251 limited partnership interests, respectively.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,251 and 16,268 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $47,000 at December 31, 2012, that were maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including REAL.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recognized during the years ended December 31, 2013 and 2012.

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

Segment Reporting

ASC 280-10, "Segment Reporting", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC 280-10, the Partnership has only one reportable segment.

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

At December 31, 2013 and 2012, the Partnership held variable interests in zero and four VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The Partnership was involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Tenant Security Deposits

At December 31, 2012, Bethel Towers required security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

At December 31, 2012, investment property consisted of one apartment complex and is stated at fair value as of the date the Partnership began consolidating Bethel Towers. Bethel Towers capitalizes costs incurred in connection with capital additions activities, including construction projects, other tangible property improvements and replacements of existing property components. Bethel Towers capitalizes interest during periods in which construction projects are in progress. Capitalized costs are depreciated over the estimated useful life of the asset. Bethel charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

Depreciation

Depreciation was provided by the straight-line method over the estimated life of the apartment property and related personal property.

Leases

Bethel Towers generally leased apartment units for twelve-month terms or less.  Rental income attributable to leases is recognized as rents become due.  Bethel Towers evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for all receivables due from former tenants.

Restricted Escrows

Bethel Towers had established escrows for real estate taxes, insurance, capital improvements and certain operating expenses for its investment property. The balance in the escrow accounts at December 31, 2012 was approximately $412,000.

Intangible Assets

Intangible assets, associated with the consolidation of Bethel Towers, consisted of in-place leases and was included in other assets at December 31, 2012. The intangible assets related to in-place leases were comprised of:

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

Note 2 – Investment in and Advances to Local Partnerships

As of December 31, 2013 and 2012, the Partnership held limited partnership interests in zero and five Local Partnerships, respectively. The Local Partnerships as of December 31, 2013 and 2012, owned residential low income rental projects consisting of zero and 350 apartment units, respectively. The mortgage loans for these projects were payable to or insured by various government agencies.

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

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In December 2013, the Partnership sold Bethel Towers. The Partnership received approximately $1,079,000 in proceeds from the sale.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership received operating distributions of approximately $148,000 and $136,000 from four Local Partnerships for the years ended December 31, 2013 and 2012, respectively.

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

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2013 and 2012 the Partnership made no such advances.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, the Partnership owed NAPICO approximately $538,000 and $484,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2013 and 2012.  Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2013. Interest expense was approximately $42,000 and $45,000 for the years ended December 31, 2013 and 2012, respectively. There were accrued interest payments of $226,000 made during the year ended December 31, 2013. No payments were made in 2012. At December 31, 2013 and 2012, the Partnership owed approximately $543,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

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

A reconciliation between the Partnership’s reported net income (loss) and the taxable income per the tax return is as follows (in thousands):

	Years Ended December 31,
	2013	2012

Net income (loss) per financial statements	$ 592	$ 1,258
Add (deduct):
Other	54	56
Investment in and advances to Local Partnerships	3,950	(1,110)
Federal taxable income per tax return	$ 4,596	$ 204
Federal taxable income per limited partnership interest	282.82	$ 12.43

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2013	2012
Net assets (liabilities) as reported	$ 597	$ 5
Add (deduct):
Investment in Local Partnerships	--	(3,948)
Deferred offering costs	2,568	2,568
Other	624	531

Net liabilities – Federal tax basis	$3,789	$ (844)

Note 5 – Mortgage Notes Payable

Property	Principal Balance At December 31, 2012	Monthly Payment Including Interest (1)	Stated Interest Rate	Maturity Date	Principal Balance Due At Maturity
	(in thousands)	(in thousands)			(in thousands)

Bethel Towers 1st mortgage	$ 984	$ 30	8.625%	3/1/2016	$ --
Bethel Towers Home Rehabilitation mortgage	2,160	--	0.00%	3/1/2016	2,160
Mortgage premium, net	77	--			--
	$3,221	$ 30			$2,160

(1) Monthly payment of principal and interest has not been reduced by the monthly government interest subsidy of approximately $20,000.

The mortgage notes payable were secured by pledge of the Partnership’s consolidated property.

On December 10, 2013, the mortgage was repaid as part of the sale (Note 2).

Note 6 – Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business.  In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 – Pro Forma Financial Statements (unaudited)

The following pro forma condensed consolidated statements of operations for the years ended December 31, 2012, have been prepared as if the Bethel Towers transaction (see Note 2) had occurred on January 1, 2012.  The pro forma information is not necessarily indicative of what the Partnership’s results of operations would have been assuming the consolidation nor does it purport to project the Partnership’s results of operations for any future period.

Pro Forma Condensed Consolidated Statement of Operations
(In thousands, except per Interest data) (Unaudited)
2012

Rental and other income	$ 1,466
Expenses	(1,310)
Net income	$ 156

Net income per limited partnership interest	$ 9.47

Note 8 - Subsequent Event

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

During January 2014, the Partnership received approximately $451,000 of remaining escrow funds from the sale of Bethel Towers.

Item 9.

Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.

Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners

The general partner owns all of the outstanding general partnership interests of the Partnership. Except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

Entity	Number of Interests	Percentage
Aimco Properties, LP	4,728	29.16%

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.

Certain Relationships and Related Transactions, and Director   Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $54,000 for both years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, the Partnership owed NAPICO approximately $538,000 and $484,000, respectively for management fees, which is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the limited partnership interest in Cherry Hill Apartments, which was sold in September 2003.  This fee was accrued and is included in accrued fees due to General Partner.  The fee will not be paid until the limited partners have received a return of the original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the years ended December 31, 2013 and 2012. Interest on advances is charged at prime plus 2%, or 5.25% at December 31, 2013.  Interest expense was approximately $29,000 and $45,000 for years ended December 31, 2013 and 2012, respectively. There were accrued interest payments of $226,000 made during the year ended December 31, 2013. There were no accrued interest payments made in 2012. At December 31, 2013 and 2012, the Partnership owed approximately $543,000 and $877,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $22,000 and $30,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $11,000 for 2013 and 2012, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets – December 31, 2013 and 2012.

Consolidated Statements of Operations - Years ended December 31, 2013 and 2012.

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

By: /s/Joseph Dryden
Joseph Dryden
VP of Finance/CFO

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	Chief Financial Officer	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estate Associates Limited. Incorporated by reference to the Partnership's Annual Report on Form 10-K dated April 15, 2013.

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.