Form 10-Q
period 2014-03-31
REAL ESTATE ASSOCIATES LTD/CA
filed 2014-05-15
CIK 225789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED

BALANCE SHEETS

 (In thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and cash equivalents	$ 656	$ 1,292
Receivables and deposits	21	35
Restricted escrows	--	452
Total assets	$ 677	$ 1,779

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 34	$ 49
Accrued fees due to General Partner	60	590
Advances and accrued interest due to General Partner
or affiliates	0	543
Total liabilities	94	1,182

Contingencies		--

Partners' Capital (Deficiency):
General partner	(121)	(121)
Limited partners	704	718
Total partners’ capital (deficiency)	583	597
Total liabilities and partners' capital (deficiency)	$ 677	$ 1,779

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2014	2013

Revenues
Rental income	$ --	$ 213
Other income	--	77
Total Revenues	--	290

Operating expenses:	--
Operating	--	218
Depreciation and amortization	--	52
Property taxes	--	20
Management fees – General Partner	--	14
General and administrative	2	1
Legal and accounting	60	34
Interest expense	7	21
Total operating expenses	69	360

Loss from partnership operations	(69)	(70)
Distributions in excess of investment
in Local Partnerships	55	35
Net loss	$ (14)	$ (35)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (14)	$ (35)
Net loss per limited partnership interest	$ (.86)	$ (2.15)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICICIENCY)

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' capital (deficiency),
December 31, 2013	$ (121)	$ 718	$ 597

Net loss for the three months ended March 31, 2014	--	(14)	(14)

Partners' capital (deficiency),
March 31, 2014	$ (121)	$ 704	$ 583

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (14)	$ (35)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	--	52
Amortization of mortgage premium	--	(11)
Distributions in excess of investments	(55)	(35)
Change in accounts:
Receivables and deposits	14	10
Restricted escrows	452	(104)
Other assets	--	59
Accounts payable and accrued expenses	(15)	(7)
Accrued fees due to General Partner	(530)	14
Accrued interest on advances	--	11
Tenant security deposit liability	--	(3)
Accrued property tax	--	20
Net cash used by operating activities	(148)	(29)
Cash flows from investing activities:
Distributions in excess of investments	55	35
Net cash flow provided investing activities	55	35
Cash flows from financing activities:
Principal payments on mortgage notes payable	--	(69)
Repayment of advances and accrued interest	(543)	--
Net cash flow used by financing activities	(543)	(69)

Net decrease in cash and cash equivalents	(636)	(63)
Cash and cash equivalents, beginning of period	1,292	185

Cash and cash equivalents, end of period	$ 656	$ 122

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 10

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2013. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2014 and December 31, 2013, the Partnership had outstanding 16,216.45 local limited partnership interests.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements for 2013 were consolidated as a result of the assignment of the local operating general partner interest in Bethel Towers Limited Dividend Housing Association (“Bethel Towers”) to the Partnership on December 10, 2012 (as discussed in Note 2), the Partnership began consolidating the assets, liabilities, and operations of Bethel Towers as of December 10, 2012. The 2013 consolidated financial statements of the Partnership included its 99.99% general and limited partner interests in Bethel Towers. All significant inter-partnership balances had been eliminated.

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Local Limited Partnership Interest

Net income (loss) per local limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of local limited partnership interests outstanding at the beginning of the year. The number of local limited partnership interests used was 16,216.45 and 16,251 for the three ended March 31, 2014 and 2013, respectively.

Variable Interest Entities

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in zero variable interest entities, or VIEs. However, during the three months ended March 31, 2013, the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary. The Partnership does not consolidate any VIEs in which the Partnership holds a variable interest unless the Partnership is the primary beneficiary.

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

On December 10, 2012, the Partnership became the operating general partner of Bethel Towers, as a result of the assignment of the local operating general partner interest in Bethel Towers to the Partnership. Therefore, effective December 10, 2012, the Partnership began consolidating this Local Partnership and was not considered a VIE (see Note 2)for 2013.

The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Partnership, that the general partner of the Local Partnership is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Organization and Summary of Significant Accounting Policies (continued)

•

the general partner conducts and manage the business of the Local Partnership;

•

the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Partnership's underlying real estate properties;

•

the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Partnership;

•

the general partner is obligated to fund any recourse obligations of the Local Partnership;

•

the general partner is authorized to borrow funds on behalf of the Local Partnership; and

•

the Partnership, as a limited partner in the Local Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnership that most significantly impact such entity's economic performance.

Note 2 – Investment in and Advances to Local Partnerships

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership was to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership consolidated this Local Partnership in the 2013 financial statements. (as discussed in Note 1). All assets and liabilities of Bethel Towers were consolidated, effective December 10, 2012, at fair value.  The Partnership recorded an intangible asset for the value of the in-place lease assets of approximately $131,000 determined by using internal valuation techniques that consider the terms of the in-place leases and current market data for comparable leases.  This intangible asset was amortized over a period of six months and was fully amortized at June 30, 2013. The investment property was recorded at fair value determined by using internal valuation techniques that considered comparable market transactions, discounted cash flow techniques, replacement costs and other available information.  The investment property was depreciated over 30 years.  The mortgage notes payable were recorded at fair value determined by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable.  Due to the short term nature of the balances, the Partnership assumed the fair value of all other current assets and liabilities approximated their carrying value and no adjustments were recorded.  The consolidation resulted in a gain of $1,385,000.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from the Local Partnership are restricted by the Local Partnership's Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. This agreement usually limits the Partnership's distributions

Note 2 – Investment in and Advances to Local Partnerships (continued)

to an amount substantially less than its ownership percentage in the Local Partnership.

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In December 2013, the Partnership sold Bethel Towers. The Partnership received approximately $1,079,000 in proceeds from the sale.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received operating distributions of approximately $55,000 and $35,000 from  Local Partnerships for the three months ended March 31, 2014 and 2013, respectively.

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

Prior to January 1, 2012, the investment balance in all of the Local Partnerships had been reduced to zero. The Partnership’s investment balance in Bethel Towers was zero prior to its consolidation effective December 10, 2012.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the three months ended March 31, 2014 and 2013 the Partnership made no such advances.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the local limited partnerships and is

Note 3 – Transactions with Affiliated Parties (continued)

calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred was approximately $0 and $14,000 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the Partnership owed NAPICO approximately $0 and $538,000, respectively, for management fees and this amount is included in accrued fees due to General Partner.

The General Partner was entitled to receive a liquidation fee of approximately $51,000 related to the sale of the local limited partnership interest in Cherry Hill Apartments, which was sold in September 2003. This fee was accrued and is included in accrued fees due to General Partner. The fee will not be paid until the limited partners have received a return of their original invested capital.

The General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2014 and 2013. Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2014. The expense was approximately $7,000 for the three months ended March 31, 2014, and $21,000 for the three months ended March 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the Partnership owed approximately $0 and $543,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

Note 4 - Fair Value of Financial Instruments

REAL ESTATE ASSOCIATES LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  Although Bethel Towers owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, the Partnership believes this insulates the property from market competition.

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions received from Local Partnerships in which the Partnership has invested.  The Partnership received operating distributions of approximately $55,000 and $35,000 from Local Partnerships during the three months ended March 31, 2014 and 2013, respectively. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of March 31, 2014 and December 31, 2013, the Partnership had cash and cash equivalents of approximately $656,000 and $1,292,000, respectively. The decrease in cash and cash equivalents of approximately $636,000 is due to cash used by operating and financing activities.

Results of Operations

Effective December 10, 2012, the Partnership designated itself as the operating general partner of Bethel Towers Limited Dividend Housing Association (“Bethel Towers”), pursuant to the terms of the partnership agreement for Bethel Towers whereby the Partnership is to be named the operating general partner of Bethel Towers upon the death of the existing operating general partner.  Accordingly, the 0.99% local operating general partner interest in Bethel Towers was assigned to the Partnership as of December 10, 2012. As a result of this assignment, the Partnership consolidated this Local Partnership (see Note 2 to the financial statements included in “Item 1. Financial Statements”).  Therefore, the financial statements for the three months ended March 31, 2013 reflect the consolidation of Bethel Towers.

In July 2013, the Partnership sold its limited partnership interest in New-Bel-Mo Enterprises L.P. (Belleville Manor) to an affiliate of the Local Operating General Partner. The Partnership received $20,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In July 2013, the Partnership sold its limited partnership interest in Clinton Apartments, Ltd. to an affiliate of the Local Operating General Partner. The Partnership received $37,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In July 2013, the Partnership sold its limited partnership interest in Emporia Limited (Northwood Village) to an affiliate of the Local Operating General Partner. The Partnership received $400,000 in proceeds from the sale.  The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In August 2013, the Partnership sold its limited partnership interest in Williamson Towers to an affiliate of the Local Operating General Partner. The Partnership received $25,000 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at the time of sale.

In December 2013, the Partnership sold Bethel Towers. The Partnership received approximately $1,079,000 in proceeds from the sale.

With the exception of its investment in Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnership using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2014 and 2013, the Partnership did not recognize any equity in income of the Local Partnerships.  During the three months ended March 31, 2014 and 2013, the Partnership received approximately $55,000 and $35,000, respectively, in operating distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in the Local Partnerships had been reduced to zero.

At March 31, 2014 and December 31, 2013, the investment balance in all of the Local Partnerships had been reduced to zero. The Partnership consolidated its investment in Bethel Towers in 2013.

The Partnership recognized a net loss of approximately $14,000 for the three months ended March 31, 2014, compared to a net loss of approximately $35,000  for the three months ended March 31, 2013. The net loss is due primarily to lower operating expenses due to fewer ongoing investments.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment. Management fees were approximately $0 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

The General Partner and its affiliates made no advances to the Partnership during the three months ended March 31, 2014 and 2013.  Interest on advances is charged at prime plus 2%, or 5.25% at March 31, 2014. The expense was approximately $7,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively and is included in interest expense. At March 31, 2014 and December 31, 2013, the Partnership owed approximately $0 and $543,000, respectively, in advances and related accrued interest to the General Partner and its affiliates.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2014 and 2013 the Partnership made no such advances.

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

Off-Balance Sheet Arrangements

With the exception of Bethel Towers, the Partnership owned limited partnership interests in zero unconsolidated Local Partnerships as of March 31, 2014 and December 31, 2013. However, during the reporting period of the three months ending March 31, 2013 the Partnership held variable interests in three VIEs in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investment in and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Variable Interest Entities

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in zero variable interest entities, or VIEs. However, during the three months ended March 31, 2013, the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary. The Partnership does not consolidate any VIEs in which the Partnership holds a variable interest unless the Partnership is the primary beneficiary.

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

On December 10, 2012, the Partnership became the operating general partner of Bethel Towers, as a result of the assignment of the local operating general partner interest in Bethel Towers to the Partnership. Therefore, effective December 10, 2012, the Partnership began consolidating this Local Partnership and it is no longer considered a VIE (see “Note 2 – Investment in and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements”).

The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

•

the general partner conducts and manage the business of the Local Partnership;

•

the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Partnership's underlying real estate properties;

•

the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Partnership;

•

the general partner is obligated to fund any recourse obligations of the Local Partnership;

•

the general partner is authorized to borrow funds on behalf of the Local Partnership; and

•

the Partnership, as a limited partner in the Local Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnership that most significantly impact such entity's economic performance.

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

Method of Accounting for Investments in Local Partnerships

With the exception of Bethel Towers, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnership using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from the Local Partnership is restricted by the Local Partnership's Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnership's partnership agreement. This agreement usually limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The investment is carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support it. Therefore, it does not recognize losses once its investment in the Local Partnership reaches zero. Distributions from the Local Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

REAL ESTATE ASSOCIATES LIMITED
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: May 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 15, 2014	By: /s/Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.